Form 10-K
period 2001-12-31
LIFE SCIENCES RESEARCH INC
filed 2002-04-12
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205494
                            ------------------------

                                    FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10173

                            ------------------------

                           LIFE SCIENCES RESEARCH INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    MARYLAND
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)

            PO BOX 2360, METTLERS ROAD, EAST MILLSTONE, NJ 08875-2360
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 873 2550 x 4824
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

--------------------------------------- ----------------------------------------
    TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
Voting Common Stock $0.01 par value                   REGISTERED
                                                    Other OTC Market


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant at April 8, 2002 was approximately $13,153,082 based on a per share price of $2.00, the closing market price of the Voting Common Stock on the Other OTC Market.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date

        11,032,578 Voting Common Stock of $0.01 each as at April 8, 2002 900,000 Non Voting Common Stock of $0.01 each as at April 8, 2002


TABLE OF CONTENTS

ITEM                                                                                       PAGE

                                     PART I

1.   Business ........................................................................        3

2.   Properties ......................................................................       11

3.   Legal Proceedings ...............................................................       11

4.   Submission of Matters to a Vote of Security Holders..............................       11

                                 PART II

5.   Market For Registrant's Common Equity and Related Stockholder Matters............       12

6.   Selected Financial Data .........................................................       15

7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations ...................................................................       16

7A.  Quantitative and Qualitative Disclosures About Market Risk.......................       25

8.   Financial Statements and Supplementary Data .....................................       26

9.   Changes in and disagreements with Accountants on Accounting and Financial
     Disclosure ......................................................................       58

                                PART III

10.  Directors and Executive Officers of the Registrant...............................       59

11.  Executive Compensation ..........................................................       60

12.  Security Ownership of Certain Beneficial Owners and Management...................       66

13.  Certain Relationships and Related Transactions ..................................       66

                                 PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K................       68


PART I

ITEM 1.  BUSINESS

INTRODUCTION

Life Science Research Inc. ("LSR") was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Huntingdon Life Sciences Group plc ("Huntingdon"). The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately
5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. LSR completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

Under accounting principles generally accepted in the United States ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer will be accounted for as a 'reverse acquisition' for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) are carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process will utilize the capital structure of LSR and the assets and liabilities of Huntingdon will be recorded at historical cost. LSR has included in "Item 8. Financial Statements and Supplemental Data" stand-alone financial statements for LSR from July 19, 2001 (date of inception) to December 31, 2001. During this period, LSR had no operations of its own, but nevertheless incurred expenses relating principally to the Offer and the issuance of warrants. The financial statements of Huntingdon as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 have also been included in Item 8. On consummation of the Exchange Offer in early 2002, Huntingdon became the operating entity for financial reporting purposes. Consequently, when presenting financial statements for LSR, the registrant, for periods preceding to the effectiveness of the Exchange Offer, the financial statements will represent Huntingdon's financial position and results of operations (as reported in the financial statements included herein.) The assets and liabilities and results of operations of LSR will be included in such financial statements as of the date of the consummation of the Exchange Offer. Although Huntingdon will be deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation will not change.

As used in this report, the "Company" means Huntingdon prior to the consummation of the Exchange Offer in early 2002 and, thereafter LSR reflecting the reverse acquisition, as described above.

The financial statements of LSR and Huntingdon, as included in Item 8, have been prepared in United States dollars (US$ or $.) Previously, Huntingdon prepared its financial statements in pounds sterling ((pound)). The change in Huntingdon's reporting currency was considered appropriate given, amongst other things, the significance of Huntingdon's US operations and assets. The Company is a Contract Research Organisation ("CRO") providing pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals which are essential components of Huntingdon's clients' products. The Company's services are designed to meet the regulatory requirements of governments around the world.

LSR's executive office is based at the Princeton Research Centre in New Jersey, USA.

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964 it was acquired by the US company, Becton Dickinson. Over the next 20 years it successfully established itself as a leading CRO with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies. In April 1983, Huntingdon was re-registered as a public limited company with the name "Huntingdon Research Centre plc". In June 1985, Huntingdon's name was changed from Huntingdon Research Centre plc to Huntingdon International Holdings plc. In 1988 Huntington was floated on the London Stock Exchange and in early 1989 it obtained a listing for its ADR's on the New York Stock Exchange.

In 1995, it acquired the toxicology business of APBI, which comprised laboratories near Princeton, New Jersey and Newcastle and Eye, Suffolk in the UK for a total consideration of $43 million. Immediately upon acquisition, the toxicology business of APBI in the UK was merged with that of Huntingdon Research Centre Ltd and the name of that company changed to Huntingdon Life Sciences Ltd. The US business acquired operates as Huntingdon Life Sciences Inc.

Huntingdon's name was subsequently changed in April 1997 to Huntingdon Life Sciences Group plc. At that time the Company purchased a small specialist research centre in Wilmslow, Cheshire (UK) which included a marmoset breeding colony. Huntingdon transferred this work to its other UK facilities and closed the Wilmslow facility. The site was sold on September 1, 1999.

In the first half of 1997 allegations were made relating to animal care and Good Laboratory Practice (GLP) against Huntingdon's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant trading losses and cash outflows resulted during the period from mid 1997 through 1998.

During 1998 poor trading results put a heavy strain on cash resources, utilising Huntingdon's available facilities. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until Huntingdon's finances were stabilized, Huntingdon required a substantial injection of finance to both initially restore confidence and then to fund operations during the period until Huntingdon returned to profitability.

On September 2, 1998 a group of new investors subscribed (pound)15 million for 120 million ordinary shares whilst existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million. After expenses of (pound)1.7 million, the issue of shares raised (pound)20.4 million. On the same date Huntingdon's bankers agreed to confirm and fix Huntingdon's facilities at (pound)24.5 million until August 31, 2000 and this amount was fully drawn down.

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Parts of the proceeds from this sale ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. On September 1, 2000 the remaining facility of (pound)22,586,000 was renewed, through a series of extensions, up until January 19, 2001. The debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time which has since transferred the loan to a third party, and the two other banks who were part of the original loan syndicate. It is now repayable on June 30, 2006.

Since the involvement of the new investor group in 1998, a new management team has been appointed, led by Brian Cass, which the Company believes has begun to successfully address many of Huntingdon's past difficulties. Relationships with customers have been restored, a substantial cost and headcount reduction program has been effected and sales have started to grow again at an encouraging rate.

As the Company continues to build on these fundamentals, the Company has the following strategy and goals:

o To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment; to be the first choice for the industries we serve.
o To provide our employees with the opportunity for individual development in a caring, rewarding and safe working environment.
o    To be recognised positively in the local communities in which we operate.
o To grow to significant profitability and improved return on investment for our shareholders.

In November 1999 a new so called "animal rights" group was formed in the UK with Huntingdon as its target. During 2000 and 2001 the campaigners focused on Huntingdon, its staff and directors, but also many other stakeholders in the business, including shareholders, financial institutions, other suppliers and customers. For further details see Other Information Pertaining to the Company - Animal Rights Activism, below.

In October 2001 LSR commenced the Offer for Huntingdon which was completed in March 2002 with Huntingdon becoming a wholly owned subsidiary of LSR. The effect of the Offer was to effectively re-domicile Huntingdon's corporate and legal existence to the US. The Company believes the US is a more hospitable corporate environment than the UK. As a US and Maryland company, LSR benefits from corporate governance and privacy rules and regulations that benefit LSR security holders. Moreover, the investment community in the US is more familiar with the CRO industry, since many publicly traded CRO's are domiciled in the US. Additionally, the companies responsible for developing new pharmaceutical, agrochemical and industrial compounds are increasingly concentrated in the US and the Company's US operations have enjoyed substantial growth in the last two years.

Also in March 2002, LSR completed a private placement of approximately 5.1 million shares of Voting Common Stock at a per share subscription price of $1.50 per share.

DESCRIPTION OF BUSINESS

The Company provides pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals which are essential components of our clients' products. The Company's services are designed to meet the regulatory requirements of governments around the world.

The Company's aim is to develop its business within these markets, through a mixture of organic growth and a small number of strategic acquisitions. In doing so the Company will benefit from strong drug pipelines in the pharmaceutical industry, the growing amount of legislation concerning the safety and environmental impact of agrochemicals and industrial chemicals and a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds.

The Company's sales and marketing functions are specifically focused on two main groups, pharmaceutical and non-pharmaceutical customers. As much of the research activity conducted for these two customer groups is similar, the Company believes it is appropriate, operationally, to view this as one business.

Pharmaceuticals and Biopharmaceuticals

The Pharmaceutical research and development pathway is shown below:

DRUG DISCOVERY                            DRUG DEVELOPMENT                             MARKETING
                      NON-CLINICAL                           CLINICAL
Chemical Synthesis        Pre-Clinical      Phase I          Phase II     Phase III      Phase IV
                      Toxicology            Safety           Efficacy     Long Term      Post Marketing
                      Pharmacology                                        Efficacy       Surveillance
                      Drug Metabolism
                      Pharmacokinetics
                                          LONG TERM SAFETY STUDIES


The Company performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in people. Pre-clinical testing includes studies conducted prior to the compounds exposure to people, this helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Non-clinical testing, which includes longer term studies often conducted concurrently with clinical (human) testing, can focus on identifying and avoiding the longer term cancer implications of exposure to the compound, or relating to the potential of possible reproductive implications. Approximately two thirds of the Company's orders are derived from this source. The Company views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. Since 1999 the Company has had collaborative relationships with a number of Phase I clinical trial units and offers centralised clinical laboratory services in support of clinical trials.

The Company has also actively pursued opportunities to extend its range of capabilities supporting late stage drug discovery, focused around invitro and in vivo models for lead candidate drug characterisation and optimisation. This growing range of biological services is intended to position the Company to take advantage of the knowledge arising from the Human Genome Project as the identification of new molecular disease targets is expected to lead to the development of increased numbers of potential therapies which will require evaluation.

The outsourced market for the large clinical trials (Phase 3 and beyond) is relevant to the Company, but the margins are less attractive and it is subject to a greater degree of volatility driven by the size of individual contracts. While the Company does not preclude entering this market, it is a very different business and one in which a number of major companies are already firmly established.

o        Market growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spending is between $35 billion and $40 billion and is growing at around 10% per annum. Around $20 billion is focused on development and, of this, 15% is expenditure in the Company's core business area of pre-clinical development. The Company believes that approximately 30% of this is outsourced which means that the Company is today competing in approximately a $1 billion market.

The market for these services is growing as a result of strong new drug pipelines:

     The Company estimates that new drug discovery is growing at 10-15% per annum, fueled by new technologies and strong profits. Use of techniques like combinatorial chemistry and high throughput screening are dramatically increasing the efficiency and effectiveness of the discovery process for new molecules.

     The need to replace earnings from drugs coming off patent is driving increases in the number of drugs being put into development.

     It is estimated there has been a 50% increase in the numbers of projects in the R & D pipeline versus five years ago.

There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on discovery research in the search for new lead compounds.

     The biotechnology industry has become a significant source of business for Company. The number of drugs produced by the biotechnology industry which require US Food and Drug Administration (FDA) approval has grown substantially over the past decade. Many biotechnology companies have strategically chosen not to invest in asset intensive development and regulatory safety evaluation, but rather to outsource major areas of R & D and utilise contract research organisations to perform these services. This frees them from the inefficient utilisation of in-house capabilities due to their sporadic and varied demand for these capabilities.

     In addition the process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is a short term negative impact from mergers with development pipelines being rationalised and a focus on integration rather than development, longer term resources are increasingly invested in in-house facilities for discovery and lead optimisation rather than development and regulatory safety evaluation. The outsourcing of development and safety evaluation is the Company's core business.

Therefore the overall market for outsourced services is estimated to be growing at an annual rate of around 10-15%.

Non-Pharmaceuticals

The Company has historically generated one third to one half of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, veterinary and food industries. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

The Company's business in these areas is again driven by governmental regulatory requirements. The Company's services address safety concerns surrounding a diverse range of products, spanning such areas as agricultural herbicides and other pesticides, medical devices, veterinary medicines, and specialty chemicals used in the manufacture of pharmaceutical intermediates, and manufactured foodstuffs and products. The Company believes it is a clear market leader in programs designed to assess the safety, environmental impact and efficacy of agricultural chemicals as well as in programs to take new specialty chemicals to market.

o        Market Growth

It is estimated that the world-wide market for outsourced contract research from these industries is around $300 million. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds and increasingly by legislation concerning the safety and environmental impact of existing products.

The Company believes that many market segments included in this broad area of business have the potential for substantial growth in coming years, as a result of:

     Recent introduction of new testing requirements for `high production volume' (HPV) chemical products in the US, and similar programs in Europe and Japan.

     Increasing scrutiny of any compound which is used in the manufacture of products to which members of the public, especially children, are exposed, either infrequently or on a day-to-day basis (e.g. phthalates used in the plastic of childrens' toys).

     More stringent regulations affecting compounds which have the potential to adversely effect the environment, e.g. biocides and endocrine disrupters.

     Growth in concerns over food safety, e.g. additives and genetically modified foods, and the introduction of `nutraceuticals'.

     The requirement to register or re-register pesticides on lists 2 and 3 to meet the European Directive 91/414/EEC. The Company has unrivalled experience with the chemicals which were included on list 1 of the Directive.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is growing at approximately 5%, we believe that this coupled with increased outsourcing could provide market growth of up to 8 -10% per annum over the next five years.

COMPETITION

Competition in both the pharmaceutical and non pharmaceutical market segments ranges from the in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments, to "full service" providers - contract research organisations like the Company who provide a full range of services to the industries (such as Covance Inc., Quintiles Transnational Corp., Charles River Laboratories International, Inc.,) and "niche" suppliers focussing on specific services or industries (such as Bioreliance Corporation).

GOVERNMENT SUPERVISION OF OPERATIONS

Supervisory regimes

Since the services provided by the Company are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of
Health  and  Welfare,  the  Japanese  Ministry  of  Agriculture,   Forestry  and
Fisheries, and the UK Department of Health, have introduced compliance monitoring programs with similar GLP standards. The Company has had over 30 such inspection visits and audits since 1985.

The Company's laboratory in the USA is subject to the United States Department of Agriculture (USDA) Animal Welfare Regulations (Title 9, Code of Federal Regulations, Subchapter A). The laboratory is regularly inspected by USDA officials for compliance with these regulations. Compliance is assured through an Institutional Animal Care and Use Committee, comprising staff from a broad range of disciplines within the Company and including external representation. Furthermore, in the USA there is a voluntary certification scheme run by an independent and internationally recognised organisation, the Association for Assessment and Accreditation of Laboratory Animal Care (AAALAC). The Company's laboratory in the US is accredited under this program.

The Company's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on living vertebrate animals and regulation of the animals' environment. Personal licences (the Company has approximately 250 licensees) are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorised in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements. Typically, the Company has 18 such inspections annually.

The Company's Board has established an Animal Welfare and Ethics Committee to oversee the Company's compliance with these regulatory and ethical issues.

At each of its research centres, the Company ensures the availability of suitably experienced and qualified veterinary staff backed by a 24-hour call out system.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

Whilst the Company conducts its business to comply with certain environmental regulations, compliance with such regulations does not impact significantly on its earnings or competitive position. Management believes that its operations are currently in material compliance with all applicable environmental regulations.

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

The Company's most important resource is its people, they have created the Company's knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels in several US, UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields, they frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services. Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organisations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organisation.

To ensure that this  experience  and  expertise is  transmitted  throughout  the organization, the Company maintains training programs. For example, the Company's Introductory and Advanced Graduate Training Programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world. The Company employs approximately 250 licensed personnel.

The number of employees in the Company at December 31, 2001 and 2000 were as follows:

                                   Employees at December 31

                                  2001                2000
USA......................          216                 212
UK.......................        1,161               1,093
Japan....................           10                  10
                            -----------         -----------
                                 1,387               1,315
                            -----------         -----------

Animal Rights Activism

In parallel with an increase in so called "animal rights" activity internationally, targeting organisations not only in the CRO and medical research community, during November 1999 a new campaign group (Stop Huntingdon Animal Cruelty or SHAC) was formed in the UK with Huntingdon as its target. SHAC's broad aim is to end all animal research; targeting Huntingdon is the next step on this path. During 2000 this campaign intensified with any stakeholder in Huntingdon becoming a potential target; this included staff, directors, institutional and personal shareholders, customers, financial institutions and other suppliers. The protests took the form of direct action; incorporating demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above. Many of these illegal activities were carried out by extreme "animal rights" activists. The worst acts of violence have been targeted at members of staff of the Company. These have taken the form of night-time arson attacks on employees' cars outside their homes and physical attacks on two of the senior managers as they returned home from work.

During 2001 the incidences of violent protest in the UK appeared to partly diminish. However, activists increased the focus of protest activities on the Company's financial institutions, in an attempt to defeat the Offer, which was unsuccessful. Also during 2001, animal rights activities of SHAC and the other groups expanded to the US, where the focus was on the Company's largest stockholders, although the intensity and general public support appears to be less than in the UK.

To counter this "animal rights" campaign the Company has adopted a strategy of openness and direct co-operation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective products. Members of the media, schools, local groups and national bodies have all visited the Company's facilities, toured the animal facilities and laboratories, and talked with staff. These visitors have been consistently impressed with the Company's ethics, standards of animal welfare and the professionalism of its staff. As a consequence of the Company's high profile public relations activities and the irrationality of the "animal rights" messages, the national media coverage has become increasingly positive throughout the duration of the campaign.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, Chemical Industry Association and Research Defence Society. As a result the British Government has made very positive statements in support of the Company and has been extremely critical of the illegal acts of some "animal rights" supporters. The Government has introduced legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced.

As a result of and in conjunction with the Company's leadership on this issue, there has been a marked increase in communication campaigns to educate the general population about the invaluable benefits of animal based research, the commitment to and progress in development of non-animal based alternatives, and the high standard of animal welfare in which this work is conducted. Our clients' recognition for our scientific and professional integrity and leadership was evident in the granting in October 2001 of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director.

Although the movement is more recent and undeveloped in the US, the Company is addressing it proactively with actions similar to those it has utilized in the UK, including a strategy of openness and media co-operation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions. For example, following an incident of vandalism at a home protest against one of the Company's US employees, the Company obtained an order of the New Jersey Superior Court placing restrictions on home protests by animal rights activists as well as limits on the scope of protests at the Company's Princeton Research Centre.

Management and Labour Relations

The Company's labour force is non-union and there has never been any disruption of the business through strikes or other employee action. The Company regularly reviews its pay and benefits packages and believes that its labour relations, policies and practices and management structure are appropriate to support its competitive position.

Research and Development

In addition to experience gained through research activities performed for clients, the Company engages in research in order to respond to the changing needs of clients and to maintain competitiveness within the industries in which it operates. Most of the research undertaken, however, is an inherent part of the research carried out on behalf of clients in completing studies and as such it is not identified separately.

Know-how and Patents

The Company believes that its proprietary know-how plays an important role in the success of its business. Where the Company considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use. However the Company has no patents, trade-marks, licenses, franchises or concessions which are material and upon which any of the services offered is dependent.

Quality Assurance

The Company maintains extensive quality assurance programs, designed to ensure that all testing programs meet client requirements, as well as all relevant codes, standards and regulations. Based on a Master Schedule, periodic inspections are conducted as testing programs are performed to assure adherence to project specifications or protocols and final reports are extensively inspected to ensure consistency with data collected.

Financial Information about Geographic Areas

See Financial Statements

Available Information

LSR has not yet filed any annual or quarterly reports with the SEC although it will commence doing so beginning with this Form 10-K. Huntingdon has filed an Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000. You may read and copy Huntingdon's reports, statements or other information at the SEC's Internet site (http:/www.sec.gov) or at the SEC's public reference rooms (450 Fifth Street, N.W., Washington, DC 20549). You can request copies of those documents, upon payment of a duplicating fee, by writing to the SEC.

ITEM 2.  PROPERTIES

The Company's head office is situated within the Princeton Research Centre in New Jersey.

The Company believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available when needed.

The following table shows the location of the facilities of the Company, approximate size and the principal activities conducted at such facilities each of which is owned by the Company.

Location                     Laboratories       Size            Principal Activities
                             and Offices
Near Princeton, NJ, USA      180,000 sq.ft.     53.5 acres      Laboratories, animal accommodation and offices
Huntingdon, England          612,000 sq.ft.     80 acres        Laboratories, animal accommodation and
                                                                offices
Near Diss, England           250,000 sq.ft.     28 acres        Laboratories, animal accommodation and
                                                                offices


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LSR 's Voting Common Stock trades on the Other OTC Market under the symbol "LSRI". The closing market price of the Voting Common Stock on April 8, 2002 was $2.00 per share.

Until January 24, 2002 Huntingdon's Ordinary Shares were listed on the London Stock Exchange Ltd under the Stock Exchange Automated Quotation symbol "HTD". Huntingdon's American Depositary Shares "ADS's" were listed on the Other OTC under the symbol "HTDLY". Prior to October 22, 2001 the ADS's were eligible for quotation on the National Association of Security Dealers Over the Counter Bulletin Board (OTCBB). On October 22, 2001 the ADS's were disqualified from quotation on the OTCBB because no bid and ask had been posted for five consecutive trading days and the ADS's began trading on the Other OTC. Prior to December 27, 2000 these were listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "HTD". They were suspended from the NYSE because they no longer met the NYSE's continuing listing criteria, in particular the market capitalisation of Huntingdon was below $50 million.

On July 10, 2000 Huntingdon changed its ADS ratio from one ADS representing five Ordinary Shares to one ADS representing twenty five Ordinary Shares. The ratio change was implemented to ensure compliance with the New York Stock Exchange's listing requirement that ADS's trade at a minimum price of $1.00 per share.

The high and low quarterly sales price (in pounds sterling) of Huntingdon's Ordinary Shares on the London Stock Exchange from January 1, 2000 to December 31, 2001 were as follows:

                               HIGH SALES                LOW SALES
QUARTER ENDED                     PRICE                    PRICE
-------------               ------------------        ----------------
                                 (pound)                  (pound)
March 31, 2000                    0.2775                   0.8
June 30, 2000                     0.1475                   0.0775
September 30, 2000                0.1125                   0.06
December 31, 2000                 0.06                     0.0225
March 31, 2001                    0.095                    0.0175
June 30, 2001                     0.055                    0.02
September 30, 2001                0.0475                   0.0275
December 31, 2001                 0.05                     0.0225

The high and low quarterly sales price (in US dollars) of Huntingdon ADSs, as evidenced by ADRs, on the Other OTC, OTCBB and NYSE, as applicable, from January 1, 2000 to December 31, 2001 were as follows:

                               HIGH SALES                LOW SALES
QUARTER ENDED                     PRICE                    PRICE
-------------               ------------------        ----------------
                                     $                        $
March 31, 2000                     14.7                      2.5
June 30, 2000                       7.5                      3.15
September 30, 2000                  4.31                     1.69
December 31, 2000                   1.94                     0.19
March 31, 2001                      3.13                     0.5
June 30, 2001                       1.69                     0.75
September 30, 2001                  1.25                     0.51
December 31, 2001                   1.82                     0.51

The prices for periods prior to July 10, 2000 have been adjusted for the ratio change of ordinary shares to ADS's.

The Company has not paid any cash dividends in the two most recent fiscal years and does not expect to declare or pay cash dividends on the Company's Voting Common Stock in the near future. The Board of Directors will determine the extent to which legally available funds will be used to pay dividends. In making decisions regarding dividends, the Board will exercise its business judgment and will take into account such matters as results of operations and financial condition and any then-existing or proposed commitments for the use of available funds.

See Item 7 for discussion of restrictions impacting the export or import of capital or that affect the remittance of dividends or other payments to non resident holders of the Company's equity.

As of April 8, 2002, LSR had 1,565 holders of record of Voting Common Stock and two holders of record of Non-Voting Common Stock.

Subscription Agreements

On July 17, 2001, Walter Stapfer purchased 100 shares of LSR at a purchase price of $1.50 per share in a transaction exempt from registration under the Securities Act.

On October 9, 2001 LSR entered into a subscription agreement with Mr Stapfer (the "Stapfer Subscription Agreement") pursuant to which Mr Stapfer subscribed for 99,900 shares of LSR Voting Common Stock at a purchase price of $1.50 per share (or an aggregate of $149,850) in a transaction exempt from the registration requirements of the Securities Act. Mr Stapfer purchased those shares on January 10, 2002.

On October 9, 2001, LSR also entered into a subscription agreement with two other investors in LSR (the "LSR Investors"), other than Mr Stapfer (the "Investor Subscription Agreement"), pursuant to which the LSR Investors, other than Mr Stapfer, subscribed for 900,000 shares of LSR Non-Voting Common Stock (convertible into shares of LSR Voting Common Stock) at a purchase price of $1.50 per share (or an aggregate of $1,350,000) in a transaction exempt from the registration requirements of the Securities Act. The LSR Investors purchased their shares on January 10, 2002.

LSR has granted the LSR Investors:

o "most favoured nation" demand registration rights, which shall be at least as favourable as the demand registration rights granted by LSR in the future to investors in any private placement of shares of LSR Common Stock; and

o "piggyback" registration rights, which will enable them to require LSR to register their shares of LSR Voting Common Stock whenever LSR files a registration statement (other than a registration relating solely to employee benefit plans or a registration relating solely to a corporate reorganisation or other transaction on Form S-4 or similar forms that may be promulgated in the future), under the Securities Act on behalf of itself or another LSR stockholder.

o LSR has also granted certain LSR Investors one demand registration right, which will, under certain circumstances, enable them to request that LSR register their shares of LSR Voting Common Stock for resale into the public trading market. Such demand and piggyback registration rights shall apply to any shares of LSR Voting Common Stock issued to the LSR Investors, issuable upon the conversion of certain of the LSR Investors' shares of LSR Non-Voting Common Stock into shares of LSR Voting Common Stock. All such registration rights shall terminate five years after completion of the first registered public offering by LSR.

The shares of LSR Common Stock to be issued under the Subscription Agreements are subject to certain restrictions on transfer pursuant to US securities law. In addition, prior to the exercise of any of the registration rights described in the preceding paragraph, any shares of LSR Common Stock issuable pursuant to the Subscription Agreements shall be subject to restrictions on transfer to any transferee who will hold 5 per cent or more of any class of capital stock of LSR as a result of such transfer, and who was not a 5 per cent holder prior to such proposed transfer, without the consent of LSR, which consent may only be withheld under limited circumstances.

Warrants to purchase shares of LSR Voting Common Stock

On October 9, 2001, on behalf of Huntingdon LSR issued to Stephens Group Inc. a company which is controlled by the Stephens family of Little Rock, Arkansas, warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Those warrants are referred to in this document as the "LSR Warrants". Stephens subsequently transferred the LSR Warrants to other investors in February 2002 in conjunction with the sale of all its other interests in the Company. In addition, at the same time, subject to compliance with the fiduciary duties, the Huntingdon Directors, who now constitute the entire LSR Board, intend to ask the LSR shareholders at the next shareholders' meeting to approve the issuance of an additional 410,914 warrants to FHP, a firm which is controlled by Andrew Baker, LSR's Executive Chairman, also exercisable at $1.50 per share, and on substantially the same terms as the LSR Warrants. At the shareholders' meeting, FHP will not be permitted to vote on this proposal.

Terms of the LSR Warrants. The LSR Warrants are exercisable at any time and will expire on October 9, 2011. Both the exercise price and the number of shares of LSR Voting Common Stock that are issuable upon the exercise of the LSR Warrants are subject to adjustment in the case of certain events, including stock splits, dividends or distributions, a reclassification, or the reorganisation, merger or consolidation of LSR. The LSR Warrants and the shares of LSR Voting Common Stock issuable upon their exercise will be subject to certain restrictions on transfer pursuant to US securities laws. The holders of the shares of LSR Voting Common Stock issuable upon the exercise of the LSR Warrants will have the following registration rights:

o one "Form S-3 demand" registration right, which will, under certain circumstances, enable them to request that LSR register their shares for resale into the public trading market after LSR has qualified for registration under the Securities Act on Form S-3; and

o "piggyback" registration rights, which will enable them to require LSR to register their shares of LSR Voting Common Stock whenever LSR files a registration statement, subject to certain exceptions, under the Securities Act on behalf of itself or another stockholder.

Background and Reasons for Issuing Warrants. The LSR Warrants and the proposed issuance of warrants to FHP arose out of negotiations regarding financing that Stephens, FHP and their respective affiliates provided to Huntingdon in late 2000 and early 2001.

Huntingdon entered into a loan agreement with Mr Baker on September 25, 2000, pursuant to which Mr Baker agreed to lend Huntingdon up to (pound)2,000,000. He subsequently transferred a $550,000 participation in the loan to FHP. Mr Baker is a member of FHP.

During January 2001 Stephens and its affiliates acquired loans that other parties had made to Huntingdon and amended the terms of such loans and in July 2001 made additional loans.

During the course of the negotiations, Mr Baker and Stephens each requested that Huntingdon issue them warrants to purchase Huntingdon Shares. In the course of those discussions, the Huntingdon Directors were advised that the issuance of warrants to Mr Baker, Stephens and their respective affiliates would require shareholder approval. In March 2001 the Huntingdon Directors adopted resolutions approving the issuance of warrants to Stephens and FHP, subject to shareholder approval at Huntingdon's next annual general meeting. Huntingdon did not enter into agreements with Stephens or FHP to issue these warrants, and it did not submit the proposal to a shareholder vote. Huntingdon had not held an annual general meeting since March 2001, and no such meeting was held before the Offer became wholly unconditional in January 2002.

During the discussions regarding the Offer, both Stephens and Mr Baker requested that in lieu of the warrants referenced in the Huntingdon Board resolutions, LSR issue them warrants to purchase shares of LSR Voting Common Stock at the same price at which the LSR Investors were purchasing their shares pursuant to the Subscription Agreements. Stephens advised Huntingdon that it was not prepared to grant the waiver necessary to enable the Offer to become wholly unconditional without a default arising under Stephens' loan agreement unless LSR issued the requested warrants to Stephens prior to the commencement of the Offer. After considering these matters, LSR decided to grant the LSR Warrants to Stephens. LSR also decided that it would submit a proposal to its shareholders regarding FHP's request at its next shareholders meeting after the Offer becomes wholly unconditional.

Private Placement Subscription Agreements

In January and February 2002, LSR entered into a series of subscription agreements with a number of investors, (the "Private Placement Investors") some of whom were officers and directors of LSR, under which they agreed to acquire in a private placement transaction shares of LSR Voting Common Stock at a purchase price of $1.50 per share. LSR closed the private placement on March 28, 2002, having sold 5,085,334 shares of LSR Voting Common Stock. All such subscription agreements granted the Private Placement Investors piggyback registration rights. Two investors (who are not officers or directors of LSR) were granted one demand registration right each.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with Huntingdon's audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report. Selected financial data as of December 31, 2001 and for the period from July 19, 2001 (date of inception) to December 31, 2001 for LSR (on a stand alone basis) has not been presented below. During this period, LSR had no substantive operations. The LSR stand-alone financial statements are included in "Item 8. Financial Statements and Supplemental Data".

The selected consolidated financial information as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 has been derived from Huntingdon's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 36. Such financial statements have been prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31, 1999 and 1998 and for the year ended December 31, 1998 have been derived from Huntingdon's consolidated financial statements which are not included in this Annual Report on Form 10-K; such financial statements were presented in pounds sterling and were prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31, 1997 and for the year then ended has been derived from Huntingdon's audited consolidated financial statements which are not included in this Annual Report on Form 10-K; such financial statements were presented in pounds sterling and were prepared in accordance with UK GAAP with a reconciliation of net income and shareholders' equity from UK GAAP to US GAAP.

                    As of and for the year ended December 31

                                            ------------- --------------- -------------- ------------- --------------
                                                    2001            2000           1999          1998           1997
                                            -------------------------------------------------------------------------
                                                                  ($000 except per share data)

Statement of Operations Data
Revenues                                          99,206          95,964         94,186        87,196        104,336
Operating loss                                   (3,546)         (1,735)        (2,482)      (34,622)        (4,857)
Net loss                                         (8,446)         (9,763)        (6,605)      (38,301)        (4,696)
Loss per share
     - Basic                                     $(0.03)         $(0.03)        $(0.02)       $(0.22)        $(0.04)
     - Diluted                                   $(0.03)         $(0.03)        $(0.02)       $(0.22)        $(0.04)
Weighted average number of shares
outstanding ('000)                               293,421         291,206        291,010       172,200        112,935
Dividends per share                                    -               -              -             -              -
Book value per share                             $(0.01)           $0.01          $0.05         $0.13          $0.25



                    As of and for the year ended December 31

                                            ------------- --------------- -------------- ------------- --------------
                                                    2001            2000           1999          1998           1997
                                            -------------------------------------------------------------------------
                                                                             ($000)
Balance Sheet Data
Total assets                                     146,042         146.107        158,970       183,107        184,241
Long term debt                                    88,123          50,209         50,000        90,853         55,462
Net (liabilities)/assets                         (3,542)           4,066         14,850        22,144         28,582
Ordinary shares and paid in capital               66,094          65,330         65,242        65,242         31,501

Other Financial Data
Depreciation and amortisation                      8,307           9,093          9,675        17,719          9,765
Capital expenditure                                3,295           3,648          4,893         4,025         23,872

(A) See Item 7 for information relating to exchange rates.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

You should read the following together with the Huntingdon consolidated financial statements and the related notes included in this Annual Report on Form 10-K, beginning on page 36. Certain statements in this section are "forward-looking statements." You should read the information under "Forward-Looking Statements" later in this section for special information about our presentation of forward-looking information.

LSR was incorporated on July 19, 2001. Since incorporation, LSR has had no substantive operations. The LSR stand-alone financial statements are included in "Item 8. Financial Statements and Supplemental Data". The Company is a leading CRO which provides an extensive range of pre-clinical and non-clinical services to the pharmaceutical, agrochemical and industrial chemical industries. The Company provides those services under contracts which may range from one day to three years. Income from these contracts is recognised on the basis of work done and variable costs are matched with such income. Contracts are generally terminable upon notice by the client with the client being responsible for reimbursing the Company for the value of work done to the date of cancellation plus the value of work required to wind down a study on an orderly basis.

The Company's business is characterised by high fixed costs, in particular staff and facility related costs. Such a high proportion creates favourable conditions for the Company as excess capacity is utilized but, during periods of declining revenue, careful planning is required to reduce costs without impairing revenue generating activities.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenues for the year ended December 31, 2001 at $99.2 million were just over 3% above the revenues for the year ended December 31, 2000 of $96.0 million, continuing the improvement shown last year. The underlying increase, after adjusting for the impact of the movement in exchange rates, was nearly 9%. 2001 saw a 9% growth in orders with the return of client confidence after the refinancing in January 2001.

Cost of sales for the year ended December 31, 2001 of $84.1 million compared with $80.7 million for the year ended December 31, 2000, an increase of just over 4%. Again, after allowing for the impact of the movement in exchange rates, the underlying increase was approximately 10%. The main reasons for the increase in costs relate to the increase in business volume, salary increases, particularly in the UK, to reflect market rates, and recruitment costs reflecting the shortage of qualified staff in the market place.

Selling and administration costs for the year ended December 31, 2001 at $16.0 million were 6% up on the costs for the year ended December 31, 2000 of $15.1 million. After allowing for the impact of exchange rate movements the underlying cost increase was 11%. The increase was mainly due to increased sales activity with additional staff ($350,000); increases in insurance costs of $200,000; and banking costs of $100,000. Excluding these items, the increase was just over 1%.

In 2001, expenses totalling $1,686,000 were incurred and expensed in connection with the Exchange Offer. In addition, there was a write off in connection with foreign exchange dealings resulting from the bankruptcy of an exchange broker ($350,000), special legal and other costs were incurred in connection with the Animal Rights campaign ($400,000) and unamortised costs of $217,000 relating to the refinanced bank loan were written off. In 2000, costs incurred in the refinancing of the Company's bank debt amounting to $1,819,000 were written off. Such costs were incurred on elements of the refinancing which did not proceed, or on facility extensions prior to the year end.

Net interest costs for the year ended December 31, 2001 were $6.5 million compared with $7.2 million for the year ended December 31, 2000. The effect of exchange rates movements reduced the charge for the year by $400,000, a reduction in the facility renewal fees once the refinancing had been completed in January 2001 reduced the charge by a further $600,000. These were offset by an increase in interest costs of $300,000 resulting from the increase in borrowings from $85.5 million to $89.0 million.

Other expense of $1.4 million for the year ended December 31, 2001 is principally the result of foreign exchange remeasurement losses on the Capital Bonds denominated in US dollars. The functional currency of the financing subsidiary that holds the bonds is the UK pound sterling. This expense compares with other expense of $3.5 million for the year ended December 31, 2000. The decrease relates to the movement in the UK pound sterling to US dollar exchange rate during 2001 as compared to 2000."

Taxation relief on loss for the year ended December 31, 2001 was $3.0 million representing relief at 26% compared to $2.7 million representing relief at 22% in the previous year. A reconciliation between the US Corporation tax rate and the effective rate of tax relief on losses before taxes for the year ended December 31, 2001 and December 31, 2000 is shown below.

                                                 % of Loss before
                                                    income taxes
                                               2001             2000
                                                 %               %
US statutory rate                               40               40
Foreign rate differential                      (11)             (10)
Non deductible foreign exchange loss            (3)             (4)
Prior year adjustments                           -              (4)
                                            ------------     -----------
                                                26               22
                                            ------------     -----------

The resultant net loss for the year ended December 31, 2001 was $8.4 million compared with $9.8 million the previous year. Loss per share for the year ended December 31, 2001 was $0.03 compared with $0.03 in the year ended December 31, 2000.

Year ended December 31, 2000 compared with the year ended December 31, 1999

Revenues in the year ended December 31, 2000 were $96.0 million, an increase of 2% on revenues of $94.2 million for the year ended December 31, 1999. The underlying increase, after adjusting for the impact of the movement in exchange rates was nearly 8%. The recovery in the volume and value of orders placed following the refinancing in September 1998 which was experienced in 1999, was maintained in the first three quarters of 2000 and was the reason for the 11% growth in revenues in the first three quarters of the year. However the decline in orders in the final quarter led to a fall off in revenues in the final quarter.

Cost of sales in the year ended December 31, 2000 were $80.7 million, a decrease of 3% on cost of sales of $82.9 million for the year ended December 31, 1999. This decrease was due to exchange rate movements, which reduced cost of sales in the year by $5.4 million. Without these movements cost of sales would have increased by 3.9%. Increases in costs in the US were in line with the growth in revenues. However, in the UK cost increases in sterling were higher than those reflecting revenue growth alone. This was partly due to a change in the mix of business which required higher animal and sub contract costs. However the main increase was in labour costs reflecting actions taken to adjust salaries to allow retention and recruitment of key employees. This program started in 1999 and continued through 2000.

Selling and administrative expenses rose by 4% to $15.1 million for the year ended December 31, 2000 from $14.6 million in the year ended December 31, 1999. This growth was due to a build-up of the Company's sales campaign during the year and a higher proportion of commission based orders.

Other operating expenses in the year ended December 31, 2000 comprised a write off of costs incurred in the refinancing of the Company's bank debt of $1.8 million. The costs were written off as they were incurred on elements of the refinancing which did not proceed or on facility extensions prior to the year end. Other operating income in the year ended December 31, 1999 comprised a profit of $2.8 million on the sale of the Wilmslow Research Centre, offset by a loss of $2.0 million to write off assets that were not Year 2000 compliant.

Net interest expense rose by 13% to $7.2 million for the year ended December 31, 2000 from $6.4 million in the year ended December 31, 1999. The effect of exchange rate movements reduced the charge for the year by $700,000. This was offset by an increase in both the facility renewal fees of $500,000 and interest rates of $600,000 whilst the refinancing was being renegotiated, and with lower cash balances interest receivable reduced by $400,000.

Other expense of $3.5 million for the year ended December 31, 2000 is principally the result of foreign exchange remeasurement losses on Capital Bonds denominated in US dollars. The functional currency of the financing subsidiary that holds the bonds is the UK pound sterling. This expense compares with other expense of $1.6 million for the year ended December 31, 1999. The increase relates to the movement in the UK pound sterling to US dollar exchange rate during 2000 as compared to 1999.

Taxation relief on losses for the year ended December 31, 2000 was $2.7 million representing relief at 22% compared to $3.8 million representing relief at 36% for the year ended December 31, 1999. A reconciliation between the US Corporation tax rate and the effective rate of income tax relief on losses before income taxes for the year ended December 31, 2000 and December 31, 1999 is shown below:

                                                        % of loss before income taxes
                                                             2000               1999
                                                               %                  %
US statutory rate                                             40                 40
Effect of non taxable income                                   -                  6
Foreign rate differential                                    (10)                (9)
Non deductible foreign exchange loss                          (4)                (6)
Effect of reduction in UK tax rate on deferred tax             -                  5
Prior year adjustments                                        (4)                 -
                                                        ----------------    --------------
Effective tax rate                                            22                 36
                                                        ----------------    --------------

The overall net loss for the year ended December 31, 2000 was $9.8 million compared to a loss of $6.6 million in the year ended December 31, 1999. The loss per share for the year ended December 31, 2000 was $0.03 compared to a loss per share of $0.02 for the year ended December 31, 1999 on shares in issue of 291,206,073 (1999, 291,010,294).

SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the 3 years ended December 31, 2001 is as follows:


Company                                                          2001             2000             1999
                                                                 $000             $000             $000
Revenues

           UK                                                  75,705           73,035           76,844
           US                                                  23,501           22,929           17,342
                                                        --------------     ------------      -----------
                                                               99,206           95,964           94,186
                                                        --------------     ------------      -----------
Operating (loss)/ profit before other operating
(expenses)/income

           UK                                                   (784)          (1,615)          (2,853)
           US                                                   (109)            1,699            (454)
                                                        --------------     ------------      -----------
                                                                (893)               84          (3,307)
                                                        --------------     ------------      -----------
Other operating (expense)/income

           UK                                                 (2,653)          (1,819)            1,125
           US                                                       -                -            (300)
                                                        --------------     ------------      -----------
                                                              (2,653)          (1,819)              825
                                                        --------------     ------------      -----------
Operating loss

           UK                                                 (3,437)          (3,434)          (1,728)
           US                                                   (109)            1,699            (754)
                                                        --------------     ------------      -----------
                                                              (3,546)          (1,735)          (2,482)
                                                        --------------     ------------      -----------


The performance of each segment is measured by revenues and by operating profit/(loss) before other income/expense.

UK
                                                               2001              2000           1999
                                                               $000              $000           $000
    Revenues                                                 75,705            73,035         76,844
    Operating loss before other operating
    (expenses)/ income                                        (784)           (1,615)        (2,853)


Revenues increased by 3.6% in the year ended December 31, 2001 compared to the year ended December 31, 2000. After allowing for the effect of exchange rate movements the increase was over 9%. The return of client confidence following the refinancing in January 2001 resulted in a 26% growth in orders (at constant exchange rates) over the prior year and this was responsible for the growth in revenues.

The operating loss before other operating (expenses)/income for the year ended December 31, 2001 was $0.8 million compared to $1.6 million in the year to December 31, 2000. The increase in revenues reduced the losses, but this was offset by additional costs. These included salary increases to reflect market rates; recruitment costs reflecting the shortage of qualified staff in the market place; increased sales activity with additional staff ($350,000) and a reduction in exchange gains ($900,000).

Revenues declined by 5% in the year ended December 31, 2000 compared to the year ended December 31, 1999. After allowing for the effect of exchange rate movements revenues increased by 1.4%. Order growth (at constant exchange rates) in this period was 3%.

The operating loss before other operating (expenses)/income for the year ended December 31, 2000 was $1.6 million compared to $2.9 million in the year ended December 31, 1999. The main reason for the reduction in the operating loss was an increase in exchange gains of $1.3 million.


US

                                                               2001             2000            1999
                                                               $000             $000            $000
  Revenues                                                   23,501           22,929          17,342
  Operating (loss)/profit before other operating
  (expense)                                                    (109)           1,699            (454)

Revenues increased by 2.5% in the year ended December 31, 2001 compared to the year ended December 31, 2000. This reduction in the rate of growth of revenues was due to a decline in orders after two years of rapid growth. Revenues from the US's toxicology operations continued to grow, but revenues derived from the analysis of samples from clinical trials declined with the completion of a number of major studies.

Operating (loss)/profit before other operating (expense) declined from a profit of $1.7 million in the year ended December 31, 2000 to a loss of $0.1 million in the year ended December 31, 2001. Apart from inflationary cost increases, additional security expenses of $0.5 million were incurred in the year ended December 31, 2001.

Revenues increased by 32% in the year ended December 31, 2000 compared to the year ended December 31, 1999. This was driven by a 30% growth in orders.

Operating profit before other operating expense for the year ended December 31, 2000 was $1.7 million, an increase of $2.2 million on the year ended December 31, 1999. The growth in revenues was the principal reason for this increase.

LIQUIDITY AND CAPITAL RESOURCES

On January 20, 2001 the Company's bank loan of $32.9 million ((pound)22.6 million) was refinanced and it is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., collateralized by all the assets of these companies. The loan was transferred to another party effective February 11, 2002.

On October 9, 2001, on behalf of Huntingdon LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB 14, the bank loan and warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the bank loan and the warrants were $23,249,000 and $430,000 respectively.

Other finance has been provided by a $2.9 million ((pound)2 million) loan facility made available on September 25, 2000 by a director, Mr Baker, and a $2.9 million ((pound)2 million) facility from the Stephens Group Inc. made available on July 19, 2001 (subsequently transferred to a third party effective February 11, 2002). Both facilities have been fully drawn down. $550,000 of the loan from Mr Baker was transferred to and assumed by FHP in March 2001. These loans from Mr Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28 2002, $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock, in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, approximately $260,000 remains payable to Mr Baker and $ 250,000 remains payable to FHP. The former Stephens facility is repayable on July 19, 2002, and is secured but it is subordinated to the bank debt. Interest is payable monthly at a rate of 10% per annum.

The Board intends to ask LSR shareholders at the next shareholders' meeting to approve the issuance of warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2,910,800 ((pound)2,000,000) loan facility made available to the Company on September 25, 2000 by Mr Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the loan and the warrants were $2,660,800 and $250,000 respectively.

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in 2006. These Bonds, totaling $50 million, were issued in 1991 and remain outstanding as at December 31 2001. They carry interest at a rate of 7.5% per annum, payable at biannual breaks in March and September. At the current conversion rate the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of US$ 10,000 comprised in a Bond would be 49 (2000-49). The conversion rate is subject to adjustment in certain circumstances.

During the year ended December 31, 2001 funds used were $0.9 million, reducing cash in hand and on short-term deposit from $ 3.3 million at December 31, 2000 to $2.4 million at December 31, 2001. The funds were utilized as follows (in $ millions):

                                                                   2001                2000              1999

Operating loss before other operating (expense)/income             (0.9)              (0.1)              (3.3)
Depreciation and amortisation                                       8.3                9.1                9.7
Working capital movement                                           (0.2)              (2.7)              (6.7)
Interest                                                           (6.5)              (7.2)              (6.4)
Capital expenditure                                                (3.3)              (3.6)               1.9
Other operating (expense)/income                                   (2.7)              (1.8)               0.4
Loan receipts (net) and share issues                                5.0                1.8               (8.7)
Effect of exchange rate changes on cash                            (0.7)              (0.7)              (0.6)
                                                               --------------
                                                               --------------      -------------     --------------
                                                                   (1.0)              (5.2)             (13.7)
                                                               --------------      -------------     --------------

Capital expenditure in 1999 is net of the proceeds of the sale of the Wilmslow site of $6.8 million.

Net days sales outstanding (DSOs) at December 31, 2001 were 46 days, up from 36 days at December 31, 2000. Since January 1999 DSOs at the quarter end have varied from 26 days to 47 days so they are currently at a relatively high level. Recent experience shows that DSOs have increased during periods of business expansion and fallen during periods of contraction. Q4 2001 experienced a 5% revenue increase compared to the prior quarter, whereas Q4 2000 experienced a 4% revenue decrease compared to the prior quarter. The impact on liquidity from a one-day change in DSO is approximately $290,000.

On March 28, 2002 LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a per share price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. At December 31, 2001, the Company had a working capital deficiency of $1,963,000. The Company believes that projected cash flow from operations and the completion of the private placement described above will satisfy its contemplated cash requirements for at least the next 12 months.

ORDERS

2001 saw a 9% growth in orders with the return of client confidence after the refinancing in January 2001.

The uncertainties surrounding the refinancing of the Company's bank debt and the threats by animal rights campaigners directed at companies and their employees in our client industries, had resulted in a weakness in orders in the latter part of 2000. However, the very public support for the Company and its work, coming from the UK Government and the Pharmaceutical, Biotechnology and Chemical industries, together with the completion of the refinancing in January 2001 led to a resumption in order growth in 2001.

The increase in orders was driven by the Company's pharmaceutical business which was 27% up on 2000. The main growth here was in the UK where the Company's pharmaceutical business was 41% up on the previous year and this was responsible for the overall growth of orders in the UK of 26%.

The non pharmaceutical business showed a decline, principally due to the impact of mergers within the industry. The effect of this was most marked in the US and meant that business placed at the Princeton laboratory was down after growth of 30% and 13% in 1999 and 2000 respectively.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 11% of total revenues. Management have decided not to hedge against this exposure.

Secondly exchange rate fluctuations have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars.

Finally, the consolidated financial statements of Huntingdon and the stand-alone financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating US dollars into sterling were as follows:

      YEAR ENDED              AT DECEMBER 31                 AVERAGE RATE (1)
      DECEMBER 31
----------------------    ------------------------     -------------------------
         1997                     0.6075                          0.6104
         1998                     0.6010                          0.6034
         1999                     0.6205                          0.6181
         2000                     0.6694                          0.6596
         2001                     0.6871                          0.6943

(1) Based on the average of the exchange rates on the last day of each month during the period.

On March 25, 2002 the noon buying rate for sterling was $1.00 = (pound)0.7014.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by Huntingdon as of December 31, 2001:

                                                                Expected Maturity Date
                                        2002    2003     2004      2005      2006  Thereafter     Total  FairValue
                                        $000    $000     $000      $000      $000       $000       $000       $000
Cash            - Pound Sterling         391                                                        391        391
                - Euro                    19                                                         19         19
Accounts
receivable      - Pound Sterling      10,108                                                     10,108     10,108
                - Euro                 2,128                                                      2,128      2,128
Debt            - Pound Sterling                                           37,238                37,238     37,238


COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies, who perform their own safety assessments to contract research organisations like the Company, who provide a full range of services to the industries and niche suppliers focusing on specific services or industries.

This competition could have a material adverse effect on the Company's net revenues and net income, either through in-house research and development divisions doing more work internally to utilise capacity or through the loss of studies to other competitors on pricing. As the Company operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness.

INDUSTRY CONSOLIDATION

The process of consolidation within the pharmaceutical industry should accelerate the move towards outsourcing work to contract research organisations such as the Company in the longer term as resources are increasingly invested in in-house facilities for discovery and lead optimization, rather than development and regulatory safety evaluation. However, in the short term, there is a negative impact with development pipelines being rationalised and a focus on integration rather than development. This can have a material adverse impact on the Company's net revenues and net income.

ANIMAL RIGHTS ACTIVISM

During the past two years animal rights extremists have made threats and committed acts of violence against the Company, its employees and firms that do business or are believed to do business with the Company. Such acts have included physical damage to employees' cars and homes and violent demonstrations against the Company and firms that are believed to be clients of the Company. While the Company does not disclose the identity of its clients, the Company believes that these threats and acts of violence may have a material adverse affect on its ability to attract business and to hire employees.

INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorisation, but prior to the actual commencement of the study).

If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates.

Taxation

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no impact on LSR's results of operations, financial position or cash flow.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This Statement is effective for the Company for the first quarter of the fiscal year ended December 31, 2002. As of December 31, 2001 the Company had no goodwill or intangible assets on its balance sheet. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of
Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not believe that adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company's filings with the Securities and Exchange Commission, including without limitation this annual report on Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 12 months ended December 31, 2001 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately $325,000.

FOREIGN EXCHANGE RISK

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Exchange Rate Fluctuations and Exchange Controls.

For disclosure of other risks see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 Page

Life Sciences Research, Inc.

Report of Deloitte & Touche - Report of Independent Auditors                27

Balance Sheet - December 31, 2001                                           28

Statement of Operations-
Period from July 19, 2001 (date of inception)
to December 31, 2001                                                        29

Statement of Shareholder's Deficit -
Period from July 19, 2001 (date of inception)
to December 31, 2001                                                        30

Statement of Cash Flows - Period from July 19, 2001
(date of inception) to December 31, 2001                                    31

Notes to Financial Statements                                               32

Huntingdon Life Sciences Group plc

Report of Deloitte & Touche - Report of Independent Auditors                35

Consolidated Balance Sheets - December 31, 2001 and 2000                    36

Consolidated Statements of Operations and
Comprehensive Loss - Years ended December 31, 2001,
2000 and 1999                                                               37

Consolidated Statements of Changes in Shareholders'
(Deficit)/Equity - Years ended December 31, 2001,
2000 and 1999                                                               38

Consolidated Statements of Cash Flows - Years ended
December 31, 2001, 2000 and 1999                                            39

Notes to Consolidated Financial Statements                                  40

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited the accompanying balance sheet of Life Sciences Research, Inc. (the "Company") as of December 31, 2001 and the related statements of operations, shareholder's deficit and cash flows for the period from July 19, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2001 and the result of its operations and its cash flows for the period from July 19, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche

Chartered Accountants
London
England

April 12, 2002

Life Sciences Research, Inc.

Balance Sheet

                                                            December 31, 2001
                                    ASSETS                            $

Current assets:
Cash                                                                 150
Prepaid expenses                                                 217,305
                                                           --------------
Total current assets                                             217,455
                                                           --------------

                                                           --------------
Total assets                                                     217,455
                                                           --------------

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable                                               1,399,000
                                                           --------------
Total current liabilities                                      1,399,000
                                                           --------------

                                                           --------------
Total liabilities                                              1,399,000
Shareholder's deficit
Voting Common Stock, $0.01 par value
50,000,000 shares authorised and 100 shares issued                     1
Paid-in capital                                                  430,149
Accumulated deficit                                          (1,611,695)
                                                           --------------
Total shareholder's deficit                                  (1,181,545)
                                                           --------------
                                                           --------------
Total liabilities and shareholder's deficit                    (217,455)
                                                           --------------
                                                           --------------

The accompanying notes are an integral part of these financial statements.

Life Sciences Research, Inc.

Statement of Operations
Period from July 19, 2001 (date of inception) to December 31, 2001


                                                                 $

Other operating expenses                                      1,611,695
                                                        ----------------
Net Loss                                                      1,611,695
                                                        ----------------


The accompanying notes are an integral part of these financial statements.


Life Sciences Research, Inc.

Statement of Shareholders' Deficit
Period from July 19, 2001 (date of inception) to December 31, 2001

                                       Common Stock       Paid in        Accumulated           Total
                                                  $       Capital            Deficit
                                                                $                  $               $
Issuance of stock                                1           149                   -              150
Issuance of warrants (note 4)                            430,000                   -          430,000
Net loss                                         -             -          (1,611,695)      (1,611,695)

                                       ------------- ------------- ------------------ ---------------
Balance, December 31, 2001                       1       430,149          (1,611,695)      (1,181,545)
                                       ------------- ------------- ------------------ ---------------

The accompanying notes are an integral part of these financial statements.

Life Sciences Research, Inc.

Statement of Cash Flows
Period from July 19, 2001 (date of inception) to December 31, 2001

Cash flows from operating activities:                           $

     Net loss                                              (1,611,695)
     Adjustments  to  reconcile  net  loss  to net
     cash  used in operating activities
          Issuance of warrants (note 4)                       430,000
          Prepaid expenses                                   (217,305)
          Accounts payable                                  1,399,000
                                                      ----------------
     Net cash used in operating activities                          -


Cash flows from financing activities:

     Proceeds from issue of common stock                            150
                                                       ----------------
     Net cash provided by financing activities                      150

Net increase in cash                                                150

Cash, beginning of period                                            -

Cash, end of period                                                 150
                                                       ----------------

The accompanying notes are an integral part of these financial statements.

Life Sciences Research, Inc.

Notes to Financial Statements
Period from July 19, 2001 to December 31, 2001

1.       Organisation

Life Sciences Research, Inc. ("LSR") was incorporated in Maryland on July 19, 2001 solely for the purpose of making an offer (the "Offer") to acquire the whole of the issued and outstanding ordinary share capital of Huntingdon Life Sciences Group plc ("Huntingdon"), a UK based group. The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. The Company completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

Since incorporation, LSR has had no operations and has incurred expenses relating principally to the Offer and the issuance of warrants. The reasons for the Offer are to enable the proposed investors in LSR (the "LSR Investors") to invest in Huntingdon on terms they consider to be advantageous and to allow the ownership of Huntingdon to be re-domiciled to the United States.

Huntingdon provides pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment, resulting from the use or manufacture of a wide range of chemicals which are essential components of Huntingdon's clients' products. Huntingdon's services are designed to meet the regulatory requirements of governments around the world.

2.       Basis of preparation

Exchange Offer and private offering costs: As noted above, from July 19, 2001 (date of inception) to December 31, 2001, LSR had no operations of its own, but nevertheless incurred expenses relating to the Offer and has also incurred offering costs associated with a private offering of securities that occured in 2002 (see note 6, Subsequent Events). The expenses relating to the Offer have been expensed as incurred and as the costs of the private offering will be paid from the proceeds of that offering, the costs have been capitalised as of December 31, 2001 as prepaid expenses and will be netted against the proceeds of the private offering upon completion.

Income tax: Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), the provision for income taxes includes US taxes currently payable and deferred income taxes arising as a result of temporary differences between financial and tax reporting calculated in accordance with the comprehensive liability method of accounting. Under this method, a company is required to recognise a deferred tax asset or liability for all temporary differences and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of changes in tax rates is recognised in income in the period that the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance where, based on available evidence, it is more likely than not that the deferred tax assets will not be realised. As of December 31, 2001 a valuation allowance has been recorded to reduce the deferred tax asset balance to zero.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3.       Other operating expenses

Other operating expenses represent fees for legal services relating to the Offer by LSR for securities of Huntingdon. LSR is solely liable for such fees; Huntingdon did not issue any guarantee to fund such expenses.

4.       Share capital

LSR's authorized share capital is comprised of (a) 50,000,000 shares of voting common stock, par value $.01 per share ("Voting Common Stock"); (b) 5,000,000 shares of non-voting common stock, par value $.01 per share ("Non-Voting Common Stock"); and (c) 5,000,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"). The holders of shares of Non-Voting Common Stock may, on at least 75 days' notice, exchange all or any portion of their shares of Non-Voting Common Stock for shares of Voting Common Stock, provided that such exchange does not result in any person becoming the beneficial owner of more than 5% of the shares of Voting Common Stock.

On July 17, 2001, Mr. Stapfer, a director of LSR, purchased 100 shares of LSR at a purchase price of $1.50 per share.

As of December 31, 2001, the issued share capital of LSR comprised of 100 shares of Voting Common Stock.

Subscription Agreements

On October 9, 2001 LSR entered into a subscription agreement with Mr. Stapfer (the "Stapfer Subscription Agreement") pursuant to which Mr. Stapfer agreed to purchase 99,900 shares of LSR Voting Common Stock at a purchase price of $1.50 per share (or an aggregate of $149,850).

On October 9, 2001, LSR also entered into a subscription agreement with two other investors in LSR, pursuant to which the investors agreed to purchase 900,000 shares of LSR Non-Voting Common Stock (convertible into shares of LSR Voting Common Stock) at a purchase price of $1.50 per share (or an aggregate of $1,350,000).

Warrants issued and to be issued by LSR

On October 9, 2001, LSR issued to Stephens Group Inc., a related party, warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the refinancing of Huntingdon's bank loan by the Stephens Group Inc., in January 2001. LSR has recognized the fair value of the warrants issued as an expense in the current period. The fair value of the warrants was estimated using the Black-Scholes pricing model.

The Board intends to ask LSR shareholders at the next shareholders' meeting to approve the issuance of additional warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share to FHP, a related party. These warrants arose out of negotiations regarding the provision of a loan facility made available to Huntingdon on September 25, 2000 by Mr Baker, who controls FHP.

The warrants are exercisable at any time on or after the date that the Offer becomes wholly unconditional and will expire on the tenth anniversary of that date. Both the exercise price and the number of shares of LSR Voting Common Stock that are issuable upon the exercise of the LSR Warrants are subject to adjustment in the case of certain events, including stock splits, dividends or distributions, a reclassification, or the reorganisation, merger or consolidation of LSR.

5.       LSR 2001 Equity Incentive Plan

The LSR 2001 Equity Incentive Plan (the "Plan") was adopted on October 5, 2001. Under the Plan, stock options and other stock based awards can be granted as a means to attract, retain and motivate key personnel. The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the Plan may not exceed 20 per cent of the aggregate number of shares of LSR Voting Common Stock outstanding. No awards were granted during 2001 pursuant to the Plan.

6.       Subsequent events

As described in note 1, the Offer was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. The Company completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock Exchange Offer.

Under accounting principles generally accepted in the United States ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly the Exchange Offer will be accounted for as a 'reverse acquisition' for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) will be carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. Huntingdon will be the operating entity for financial reporting purposes and future financial statements of LSR will represent Huntingdon's financial position and results of operations.

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock to Mr Stapfer, a Director of LSR, and 900,000 shares of Non-Voting Common Stock (convertible into shares of LSR Voting Common Stock) to two other investors, at a purchase price of $1.50 per share (or an aggregate of $1,499,850).

On March 28, 2002 LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a per share price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented the conversion into LSR equity of debt owed by Huntingdon to Mr Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. The $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. As a result of such conversions, approximately $260,000 remains payable by Huntingdon to Mr Baker and $250,000 remains payable to FHP.

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Huntingdon Life Sciences Group plc

We have audited the accompanying consolidated balance sheets of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, shareholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche

Chartered Accountants
London
England

April 12, 2002


Huntingdon Life Sciences Group plc. and subsidiaries
Consolidated Balance Sheets

                                                                                      December 31,
                                                                                 2001            2000
                                                                                 $000            $000
                                      ASSETS
Current assets:
Cash and cash equivalents                                                       2,240           3,286
Accounts receivable, net of allowance
for uncollectible amounts of $164,000 (2000, $86,000)                          18,257          16,454
Unbilled receivables                                                           13,920           8,866
Inventories                                                                     1,275           1,354
Prepaid expenses and other                                                      2,560           2,002
Deferred income taxes (note 5)                                                     73             493
                                                                         -------------  --------------
Total current assets                                                           38,325          32,455
                                                                         -------------  --------------

Property and equipment, net (note 4)                                           90,353          97,660
Investments                                                                       202             230
Unamortised capital bonds issue costs                                             691             872
Deferred income taxes (note 5)                                                 16,471          14,890
                                                                         -------------  --------------
Total assets                                                                  146,042         146,107
                                                                         -------------  --------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                8,500           5,941
Accrued payroll and other benefits                                              2,323           1,591
Accrued expenses and other liabilities                                         10,336           6,602
Fees invoiced in advance                                                       17,722          16,221
Short-term debt (note 6)                                                          158          32,325
Related party loans (note 6)                                                        -           2,989
                                                                         -------------  --------------
Total current liabilities                                                      39,039          65,669
                                                                        --------------  -------------
Long-term debt (note 6)                                                        59,302          50,209
Related party loans (note 6)                                                   28,821               -
Other long-term liabilities (note 7)                                              174           1,817
Deferred income taxes (note 5)                                                 22,248          24,346
                                                                         -------------  --------------
Total liabilities                                                             149,584         142,041
Commitments and contingencies (note 8)
Shareholders (deficit)/equity  (note 9)
Authorised Shareholders' Equity, 400,000,000 (2000: 400,000,000)
five pence Ordinary Shares.
Issued and outstanding 293,510,294 (2000: 292,184,962)                        24,114           24,030
five pence Ordinary Shares

Paid-in capital                                                               41,980           41,300
Currency translation adjustment                                              (4,360)          (4,434)
Accumulated deficit                                                         (65,276)         (56,830)
                                                                         ------------     ------------
Total shareholders' (deficit)/equity                                         (3,542)            4,066
                                                                         ------------     ------------

                                                                         ------------     ------------
Total liabilities and shareholders' (deficit)/equity                         146,042          146,107
                                                                         ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss


                                                                      Year Ended December 31,
                                                                  2001                  2000                1999
                                                                  $000                  $000                $000

Revenues                                                        99,206                95,964              94,186
Cost of sales                                                 (84,133)              (80,740)            (82,890)
                                                    -------------------     -----------------     ---------------
Gross profit                                                    15,073                15,224              11,296
Selling and administrative expenses                           (15,966)              (15,140)            (14,603)
Other operating (expense)/income (note 12)                     (2,653)               (1,819)                 825
                                                    -------------------     -----------------     ---------------
Operating loss                                                 (3,546)               (1,735)             (2,482)
Interest income                                                    104                   181                 571
Interest expense                                               (6,614)               (7,385)             (6,934)
Other expense                                                  (1,386)               (3,544)             (1,550)
                                                    -------------------     -----------------     ---------------
Loss before income taxes                                      (11,442)              (12,483)            (10,395)
Income tax benefit (note 5)                                      2,996                 2,720               3,790
                                                    -------------------     -----------------     ---------------
Net loss for the year                                          (8,446)               (9,763)             (6,605)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments                            74               (1,109)               (689)
                                                    -------------------     -----------------     ---------------
Total comprehensive loss for the year                          (8,372)              (10,872)             (7,294)
                                                    -------------------     -----------------     ---------------
                                                    -------------------     -----------------     ---------------
Loss per share
 -basic                                                        $(0.03)               $(0.03)             $(0.02)
 -diluted                                                      $(0.03)               $(0.03)             $(0.02)

Weighted average number of shares outstanding
 -basic                                                    293,421,084           291,206,073         291,010,294
 -diluted                                                  293,421,084           291,206,073         291,010,294

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc. and subsidiaries
Consolidated Statements of Changes in Shareholders' (Deficit)/Equity

                                        Ordinary   Ordinary   AdditionalPaidAccumulated      Accumulated      Total
                                         Shares     Shares        in          Deficit           Other
                                                                Capital                     Comprehensive
                                                                                            (Loss)/Income
                                                                                             (Cumulative
                                                                                             Translation
                                                                                            Adjustments)
                                              000        $000        $000            $000           $000        $000

Balance, December 31, 1998                291,010      23,942      41,300        (40,462)           (2,636)    22,144
Net loss for the year                           -           -           -         (6,605)                 -   (6,605)
Cumulative translation adjustment               -           -           -               -             (689)     (689)
                                       -------------------------------------------------------------------------------
Balance, December 31, 1999                291,010      23,942      41,300        (47,067)           (3,325)    14,850
Issue of shares                             1,175          88           -               -                 -        88
Net loss for the year                           -           -           -         (9,763)                 -   (9,763)
Cumulative translation adjustments              -           -           -               -           (1,109)   (1,109)
                                       -------------------------------------------------------------------------------
Balance, December 31, 2000                292,185      24,030      41,300        (56,830)           (4,434)     4,066
Issues of shares                            1,325          84           -               -                 -        84
Issue of warrants (note 6)                      -           -         680               -                 -       680
Net loss for the year                           -           -           -         (8,446)                 -   (8,446)
Cumulative translation adjustments              -           -           -               -                74        74

                                       -------------------------------------------------------------------------------
Balance, December 31, 2001                293,510      24,114      41,980        (65,276)           (4,360)   (3,542)
                                       -------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc. and subsidiaries
Consolidated Statements of Cash Flows

                                                                               Year Ended December 31,
                                                                         2001           2000          1999
                                                                         $000           $000          $000
Cash flows from operating activities:
Net loss                                                              (8,446)        (9,763)       (6,605)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortisation                                           8,307          9,093         9,675
Foreign exchange translation loss on Capital Bonds                      1,272          3,713         1,572
Deferred income taxes                                                 (2,996)        (2,720)       (3,790)
Provision for losses on accounts receivable                                80            108            97
Profit on sale of property, plant and equipment                             -              -       (2,843)
Asset write down                                                            -              -         2,018
Amortisation of capital bonds issue costs                                 157            163           175
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses        (8,112)        (2,909)       (5,316)
Inventories                                                                44          (157)           541
Accounts payable, accrued expenses and other liabilities                5,732        (2,479)       (3,484)
Fees invoiced in advance                                                1,898          2,337         1,581

                                                                  ------------   ------------  ------------
Net cash used in operating activities                                 (2,064)        (2,614)       (6,379)
                                                                  ------------   ------------  ------------

Cash flows from investing activities:
Purchase of property, plant and equipment                             (3,295)        (3,648)       (4,893)
Proceeds from sale of property, plant and equipment                         -              -         6,818
                                                                  ------------   ------------  ------------
Net cash (used in)/ provided by investing activities                  (3,295)        (3,648)         1,925
                                                                  ------------   ------------  ------------

Cash flows from financing activities:
Proceeds from issue of ordinary shares                                     84             88             -
Proceeds from issue of warrants                                           680              -             -
Proceeds from long-term borrowings                                      4,321          1,728             -
Repayments of long-term borrowings                                       (93)              -       (8,656)

                                                                  ------------   ------------  ------------
Net cash provided by/(used in) financing activities                     4,992          1,816       (8,656)
                                                                  ------------   ------------  ------------
Effect of exchange rate changes on cash and cash equivalents            (679)          (743)         (599)
                                                                  ------------   ------------  ------------
Decrease in cash and cash equivalents                                 (1,046)        (5,189)      (13,709)
Cash and cash equivalents at beginning of year                          3,286          8,475        22,184
                                                                  ------------   ------------  ------------
Cash and cash equivalents at end of year                                2,240          3,286         8,475
                                                                  ------------   ------------  ------------
                                                                  ------------   ------------  ------------

Supplementary disclosures:
Interest paid                                                         (6,267)        (6,797)       (6,726)
Income taxes received                                                       -              -            45

The accompanying notes are an integral part of these consolidated financial statements.

Huntingdon Life Sciences Group plc. and subsidiaries
Notes to Consolidated Financial Statements December 31, 2001, 2000 and 1999

1.       The Company and its Operations

Huntingdon Life Sciences Group plc ("Huntingdon") and subsidiaries (collectively, the "Company") is a leading Contract Research Organisation, offering world-wide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products. As discussed in note 14, on October 16, 2001, Life Sciences Research Inc. ("LSR") made an offer (the "Exchange Offer") to acquire all of the outstanding ordinary shares of Huntingdon.

At December 31, 2001, the Company had a working capital deficiency of $1,963,000. The Company believes that projected cash flow from operations and the completion of the private placement described in note 14 will satisfy its contemplated cash requirements for at least the next 12 months.

2.       Basis of Financial Statements

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). These US GAAP statements are prepared solely for the purposes of preparing the Annual Report on Form 10-K.

Considering, inter alia, that the Company has significant operations and activities in the US, the Company has changed its reporting currency into the United States dollar (US$ or $) from pounds sterling ("(pound)"); prior year financial statements have been recast into the US$ in accordance with the standards set forth in Statement of Financial Accounting Standards ("SFAS"), No. 52 "Foreign Currency Translation".

3.       Summary of Significant Accounting Policies

A summary of the principal accounting policies, all of which have been applied consistently throughout the year ended December 31, 2001, and the preceding periods presented, is set out below:

Basis of consolidation

The consolidated financial statements incorporate the accounts of Huntingdon and each of its subsidiaries. The results of subsidiaries acquired or disposed of during any period are included in the Consolidated Statement of Operations from or to, the date on which control passed. Intercompany balances and transactions have been eliminated on consolidation.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less at the date of purchase and consist principally of amounts temporarily invested in money market funds.

Inventories

Inventories are valued at the lower of cost, on a FIFO basis, or net realisable value. They comprise materials and supplies.

Impairment of long-lived assets

In accordance with SFAS No.121, "Accounting for the Impairment of the Long Lived Assets and for Long Lived Assets to be Disposed Of", long lived assets and certain identifiable intangibles held or used by a company are required to be reviewed whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset. Generally long lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation

Property and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis. Estimated useful lives are as follows:

         Freehold buildings and facilities                  15 - 50 years
         Plant and equipment                                5 - 15 years
         Vehicles                                           5 years
         Computer software                                  5 years

Goodwill arising on consolidation

Goodwill, being the excess of the purchase consideration for subsidiary companies acquired over the fair market values ascribed to their identifiable net assets at the date of acquisition, is amortized over its expected useful life. In subsequent years, goodwill carried forward is assessed based on its fair value and any permanent impairment is written-off at the time it is identified.

All goodwill has been fully amortised as of December 31, 2001 and December 31, 2000.

Taxation

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorisation, but prior to the actual commencement of the study).

Contracts

Profit on contracts, irrespective of length, is recognised as the work is carried out. The profit is calculated to reflect the proportion of the work performed, by recording turnover and related costs as contract activity progresses. Turnover is calculated as that proportion of total contract value which costs incurred to date bear to total expected costs for that contract. Full provision is made for losses on contracts when they are first foreseen.

Foreign currencies

Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported in the statements of operations. Certain intercompany loans are determined to be of a long-term investment nature. The Company records transaction gains and losses from remeasuring such loans as a component of other comprehensive income.

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate and assets and liabilities are translated at year-end exchange rates. Translation adjustments are presented as a separate component of other comprehensive income in the financial statements and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or associated company.

Leased assets

Assets held under the terms of capital leases are included in property and equipment and are depreciated on a straight-line basis over the lesser of the useful life of the asset or the term of the lease. Obligations for future lease payments, less attributable finance charges are shown within liabilities and are analysed between amounts falling due within and after one year. Operating lease rentals are charged to the Consolidated Statement of Operations as incurred.

Pension costs

The Company has a defined benefit pension plan and two defined contribution plans. One of the defined contribution plans covers all employees in the US; the other, those employees in the UK not eligible to join the defined benefit plan. The defined benefit pension plan provides benefits to employees based on their final pensionable salary. The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting For Pensions". Pension information is presented in accordance with SFAS No. 132, "Employers' Disclosures About Pensions And Other Post Retirement Benefits".

Costs of raising long-term debt

The costs of raising long-term financing are capitalised as an asset and are amortised, using the effective interest method, over the term of the loan. Convertible debt is reported as a liability unless conversion actually occurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates.

Loss per share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the year. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the losses of the Company.

Segment analysis

The Company's operations have been aggregated into a single reportable segment, contract research, which operates in two geographical areas, the UK and the US. The Company's operating locations have similar economic characteristics, production processes and types of customers and provide similar services.

Stock-based compensation

The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" ("APB 25").
Accordingly, the Company computes compensation costs for each employee stock option granted as the amount by which the estimated fair value of the Company's common voting stock on the date of the grant exceeds the amount the employee must pay to acquire the shares. As required by SFAS No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), the Company has included, in Note 9, the required SFAS 123 pro forma disclosures of net loss and loss per share as if the fair value-based method of accounting had been applied.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

New accounting standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no impact on LSR's results of operations, financial position or cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This Statement is effective for LSR for the first quarter of the fiscal year ended December 31, 2002. As of December 31, LSR had no goodwill or intangible assets on its balance sheet. The adoption of this statement will have no impact on LSR's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived" Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Huntingdon does not believe that adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

4.  Property and Equipment

Property and equipment as of December 31, 2001 and 2000 consists of the following:


                                                                      2001                          2000
                                                                      $000                          $000
Property and equipment at cost:
Freehold property                                                   95,967                        95,346
Plant equipment and vehicles                                        87,518                        88,308
Assets in the course of construction                                   283                         1,090
                                                        -------------------            ------------------
                                                                   183,768                       184,744
Less: Accumulated depreciation and amortisation                   (93,415)                      (87,084)
                                                        -------------------            ------------------
Property and equipment, net                                         90,353                        97,660
                                                        -------------------            ------------------

Depreciation and amortisation expenses aggregated $8,307,000, $9,093,000, and $9,675,000 for 2001, 2000 and 1999 respectively.

The net book value of assets held under capital leases and included above under plant, equipment and vehicles is as follows:

                                        Cost       Depreciation   Net book
                                                                    value
                                        $000          $000          $000
At December 31, 2001                     514          198            316
At December 31, 2000                     484          120            364


5.  Income taxes

The components of loss before taxes and the related benefit for tax for the years ended December 31 are as follows:


(Loss)/profit before taxes                                       2001             2000              1999
                                                                 $000             $000              $000
United Kingdom                                               (11,036)         (14,182)           (9,700)
United States                                                   (406)            1,699             (695)
                                                         -------------    -------------     -------------
                                                             (11,442)         (12,483)          (10,395)
                                                         -------------    -------------     -------------

The benefit for income taxes by location of the                  2001              2000             1999
taxing jurisdiction for the years ended December                 $000              $000             $000
31, consisted of the following:
UK corporation tax calculated at 30% for all periods
presented                                                           -                 -               45
Deferred taxation     - United Kingdom                          2,886             3,108            3,639
                      - United States                             110             (388)              106
                                                         -------------     -------------    -------------
                                                                2,996             2,720            3,790
                                                         -------------     -------------    -------------


The differences between the benefit for income taxes and income taxes computed using the US corporation tax rate for the years ended December 31 are as follows:


                                                              % of Loss before income taxes
                                                                  2001        2000        1999
                                                                     %           %           %
US statutory rate                                                   40          40          40
Effect of non-taxable income                                         -           -           6
Foreign rate differential                                         (11)        (10)         (9)
Non-deductible foreign exchange loss                               (3)         (4)         (6)
Effect of reduction in UK tax rate on deferred tax                   -           -           5
Prior year adjustments                                               -         (4)           -
                                                            -----------  ----------  ----------
Effective tax rate                                                  26          22          36
                                                            -----------  ----------  ----------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                       2001             2000
                                                       $000             $000
Current deferred tax assets
Accrued liabilities                                      73              493
                                                ------------      -----------
                                                         73              493
                                                ------------      -----------
Non current deferred tax assets
Net operating losses                                 16,471           14,890
Capital losses                                       12,411           12,411
Valuation allowance                                (12,411)         (12,411)
                                                ------------      -----------
Net non-current deferred tax assets                  16,471           14,890
                                                ------------      -----------

                                                ------------      -----------
Net deferred tax assets                              16,544           15,383
                                                ------------      -----------
Non current deferred tax liabilities
Property and equipment                               22,248           24,346

                                                ------------      -----------
Deferred tax liabilities                             22,248           24,346
                                                ------------      -----------
                                                ------------      -----------

                                                ------------      -----------
                                                ------------      -----------
Net deferred tax liabilities                          5,704            8,963
                                                ------------      -----------

Of the gross amount of net operating losses, $41,377,000 have no expiry date, $290,000 expire in 2011, $3,955,000 expire in 2012, $6,162,000 expire in 2013,
$522,000 expire in 2019 and $400,000 in 2021.

The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations.

A valuation allowance has been recorded for the total benefit of capital losses incurred in prior years as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

6.  Short and Long-Term Debt

                                                      2001              2000
                                                      $000              $000
Bank overdrafts and loans - short-term:
Bank loan                                                -            30,750
Capital leases                                         158                81
Other loans                                              -             1,494
                                             --------------     -------------
                                                       158            32,325
Related party loans                                      -             2,989
                                             --------------     -------------
                                                       158            35,314
                                             --------------     -------------
Loans - long-term:
Bank loans                                           9,192                 -
Capital leases                                         110               209
Convertible Capital Bonds                           50,000            50,000
                                             --------------     -------------
                                                    59,302            50,209
Related party loans                                 28,821                 -
                                             --------------     -------------
                                             --------------     -------------
                                                    88,123            50,209
                                             --------------     -------------

The bank loan outstanding at December 31, 2000 was refinanced on January 20, 2001. Interest on this loan was payable quarterly at the London Inter Bank Offered Rate ("LIBOR") plus 1.75% for the first $28,380,000 and LIBOR plus 2% for drawings over $28,380,000 up until August 31, 2000. From September 1, 2000 until January 19, 2001 it was payable at LIBOR plus 3%.

As indicated above, on January 20, 2001 the aforementioned bank loan was refinanced by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party, and the other two banks who were part of the original loan syndicate. The loan is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. The interest rate payable as of December 31, 2001 was 6.185%. At December 31, 2001 $23,249,000 of the loan relating to HLSF LLC and has therefore been included in "Loans-long-term:
Related party loans", while the remaining third party elements of $9,192,000 is included in "Loans-long-term: Bank loan". The bank loan is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., collateralised by all the assets of those companies. The loan was transferred to another party effective February 11, 2002.

On October 9, 2001, on behalf of the Company, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") the bank loan and warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the bank loan and the warrants were $23,249,000 and $430,000 respectively.

A $2,910,800 ((pound)2,000,000) loan facility was made available to the Company on September 25, 2000 by a director, Mr Baker. $1,445,400 of this was drawn down immediately, a further $705,400 and $300,000 were drawn down on March 21, 2001 and May 21, 2001 respectively while the final $450,000 was drawn down on July 18, 2001. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable monthly at a rate of 10% per annum. By Amendment No. 2 to that loan facility, dated March 20, 2001, FHP became party to the loan and $550,000 of the amount loaned was transferred to FHP. On March 28, 2002 $2,100,000 of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. As a result of such conversions approximately $260,000 remains payable to Mr Baker and $250,000 remains payable to FHP.

The Board of LSR intends to ask the LSR shareholders at the next LSR shareholder's meeting to approve the issuance of warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2,910,800 ((pound)2,000,000) loan facility made available to the Company on September 25, 2000 by Mr Baker, who controls FHP. The Terms for the issuance of such warrants were finalised in the last quarter of 2001. In accordance with APB14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the loan and the warrants were $2,660,800 and $250,000 respectively.

A $2,910,800 ((pound)2,000,000) facility was made available to the Company on July 19, 2001 from the Stephens Group Inc., of which $1,455,400 was drawn down on August 20, 2001 with the final $1,455,400 drawn down on September 19, 2001. The loan is repayable on July 19, 2002, although it is subordinated to the bank loan, it is secured and interest is payable monthly at a rate of 10% per annum. The loan was transferred to another party effective February 11, 2002.

On August 12, 1991, an issue of $50,000,000 7 1/2% Convertible Capital Bonds, 2006 ("the Bonds"), was made by a subsidiary company, HIH Capital Ltd. The Bonds are guaranteed on a subordinated basis by the Company, and are convertible by the holders at any time into Redeemable Preference Shares of HIH Capital Ltd., which in turn are exchangeable for Voting Common Stock of $0.01 each in LSR. At the current conversion rate the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of US$ 10,000 comprised in a Bond would be 49 (2000 - 49). The Bond issuance costs of $2,314,000 were capitalized and are being amortised over the life of the Bonds using the effective interest method. The Bonds are redeemable by the holders at the maturity date and by the Company at any time. To date no Bonds have been redeemed.

Fair value of financial instruments

The  Company's   principal   financial   instruments   comprise  cash  and  cash
equivalents, long term loans, and the Convertible Capital Bonds. The Company does not hold financial instruments for trading purposes.

The estimated fair value of the Company's financial instruments as of December 31, 2001 and 2000 is summarized below. Certain estimates and judgements were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

                                                       2001                        2000
                                               Carrying       Estimated     Carrying    Estimated
                                                 Value       Fair Value       Value     Fair Value
                                                  $000           $000         $000         $000
Primary financial instruments held or issued
  to finance the Company's operations:
Cash and cash equivalents                         2,240          2,240        3,286        3,286
Short-term debt                                     158            158       35,314       35,314
Long-term debt (excluding the Convertible        38,123         38,123          209          209
Capital Bond)
Convertible Capital Bond                         50,000         17,000       50,000       12,532


The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents: The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Short-term debt: The estimated fair value of these financial instruments approximates their carrying value due to their short maturities.

Long-term debt: The estimated fair values of the Company's fixed long-term debt is based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. The estimate of fair values of the Company's long-term variable rate debt approximates fair value due to the variable nature of the interest charged.

Convertible    Capital    Bonds:    The    estimates    fair   values   of   the
Company's-Convertible Capital Bond is based on market prices.

7.        Other Long-Term Liabilities

                                                    2001                2000
                                                    $000                $000
           Pension liabilities                         -               1,434
           Other                                     174                 383
                                          ---------------     ---------------
                                                     174               1,817
                                          ---------------     ---------------

8.       Commitments and Contingencies

Operating leases

Operating lease expenses were as follows
                                              2001        2000        1999
                                              $000        $000        $000
Hire of plant and equipment                    924       1,184        277
Other operating leases                         127         69          32

The Company has commitments payable under operating leases as follows:

                                                    Plant and
                                                   machinery
              Year ended December 31                    $000

              2002                                     1,051
              2003                                       490
              2004                                       268
              2005                                        60
              2006                                        47
                                            -----------------
                                                       1,916
                                            -----------------

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

9.       Shareholders' Equity

Share capital

As of December 31, 2001 and 2000,  Huntingdon had  293,510,294  and  292,184,962
respectively, of Ordinary Shares of 5 pence each.

Warrants issued in conjunction with long term debt

In October 2001, on behalf of the Company, LSR issued warrants to purchase up to 704,425 shares of LSR Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of the refinancing of the bank loan by the Stephens Group Inc. in January 2001. These warrants are exercisable at any time and will expire on October 9, 2011.

In addition, the Board of LSR intends to ask LSR shareholders at the next LSR shareholders meeting to approve the issuance of warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2,910,000 ((pound)2,000,000) loan facility made available to the Company on September 25, 2000 by Mr. Baker who controls FHP.

In accordance with the APB 14 these loans and warrants were recorded at their pro rata fair values in relation to the proceeds received with the portion allowable to the warrants accounted for as additional paid-in-capital. See note 6.

The pro rata fair value of the warrants was $680,000 using a Black-Scholes option-pricing method with the following weighted average assumptions: dividend yield 0%; risk free interest rate 3.72%; expected life of 5 years, and; estimated volatility of 40%.

Share option plans

Under the following Plans options were granted to acquire Ordinary Shares of Huntingdon. The ability to exercise these options lapsed on March 26, 2002, except for those granted under the Unapproved Share Option Plan.

Unapproved Share Option Plan

On April 8, 1983, Huntingdon adopted the Unapproved Share Option Plan (the "Unapproved Plan") pursuant to which options to acquire Ordinary Shares may be granted to any person who is required to devote substantially the whole of his time (being not less than 25 hours per week) to serve as a Director or employee of Huntingdon or one of its subsidiaries. The maximum number of Ordinary Shares which may be issued under the Unapproved Plan according to the rules thereof is 10% of the issued share capital of Huntingdon from time to time, less options outstanding under the Approved Plan from time to time.

An option granted pursuant to the Unapproved Plan may be exercised two years after the grant in respect of not more than 50% of the Ordinary Shares subject to the option. An option may be exercised in full between three and seven years after the grant in respect of the unexercised balance of the Ordinary Shares subject to the option.

Approved Management Share Option Plan

On January 29, 1985, Huntingdon adopted a second share option plan, the Approved Management Share Option Plan (the "Approved Plan"), which has been approved by the Board of Inland Revenue in the UK (the "Inland Revenue") pursuant to the UK Finance Act 1984. The rules of the Approved Plan broadly follow those of the Unapproved Plan, except that an option may be exercised, subject to certain exceptions, only between three and ten years after it is granted.

Pursuant to the Approved Plan, options to acquire Ordinary Shares may be granted to any Director or employee of Huntingdon whose terms of employment require him to work for at least thirty-seven and one-half hours per week. Approval of the Approved Plan by the Inland Revenue means that important personal tax concessions are available to participants who reside in the UK. The maximum number of Ordinary Shares which may be issued under the Approved Plan according to the rules thereof is 10% of the issued share capital from time to time, less options outstanding under the Unapproved Plan from time to time.

Both the Unapproved Plan and the Approved Plan terminated on December 31, 1997 with respect to the grant of new options. Options outstanding at that date are not affected by such termination.

The grant of options under both the Unapproved Plan and the Approved Plan was a matter for the discretion of the Board of Directors of Huntingdon. The exercise price per share at which an option may be exercised is equal to the average of the middle market quotations on the International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. for the Ordinary Shares on the five dealing days prior to the date of grant or, if no established market in the Ordinary Shares exists, the fair value of an Ordinary Share as determined by the Board. Generally, an option may not be exercised unless at the date of exercise the participant is then, and has been continuously since the grant of the option, in the full-time employ of Huntingdon. This rule, however, is subject to alteration in specific cases at the discretion of the Board.

Under the terms of the plans, the following Options to purchase Ordinary Shares of 5 pence in Huntingdon have been granted and vested, but not relinquished or exercised as at December 31, 2001.

Date of grant         Number of shares outstanding       Option price

UNAPPROVED PLAN
December 18, 1995            112,500                     (pound)0.77
November 21, 1996            50,000                            $1.60
December 1, 1997             100,000                     (pound)0.50
December 31, 1997            260,600                     (pound)0.465
December 31, 1997            295,000                           $0.77

APPROVED PLAN
February 13, 1995            110,000                     (pound)0.49
December 11, 1995            380,000                     (pound)0.78
December 11, 1995            80,000                            $1.19
December 18, 1995            35,750                      (pound)0.77
November 21, 1996            367,500                     (pound)0.95
December 31, 1997            360,000                     (pound)0.465


Huntingdon Life Sciences Group Incentive Option Plan

The Huntingdon Life Sciences Group Incentive Option Plan ("Incentive Plan"), was adopted on June 3, 1999. The Incentive Plan was designed to reward short-term improvement in financial performance. Options are available for grant to management and senior staff, and may be subject to the achievement of a performance measure and personal performance conditions. Options may generally be exercised from the third anniversary of the date of grant. Options lapse on the tenth anniversary.

Date of grant             Number of shares outstanding at         Option Price
                                December 31, 2001

April 27, 2001                       7,750,000                    (pound)0.05

Huntingdon Life Sciences Sharesave Scheme

The Huntingdon Life Sciences Sharesave Scheme ("Sharesave Scheme") was also adopted at the Annual General Meeting held on June 3, 1999. Approximately 55% of eligible employees, who will fund the exercise of their options with the proceeds of a related Save As You Earn (SAYE) savings contract, accepted the invitation to join the Sharesave Scheme. Options granted pursuant to the Scheme may generally be exercised from the Bonus Date, which falls on November 1, 2002. Options generally lapse six months after the Bonus Date.

Date of grant                Number of shares outstanding at      Option Price
                                December 31, 2001

April 27, 2001                       3,982,456                     (pound)0.05

The Huntingdon Life Sciences Group Unapproved Share Option Scheme ("Unapproved Scheme")

7,500,000 Founder Options had been granted but not relinquished or exercised at December 31, 2001 at an option price of 12.5 pence per Ordinary Share. Such options are exercisable from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

           Target price per share         Proportion of options exercisable
                     25p                                 25%
                     50p                                 50%
                     75p                                 75%
                    100p                                 100%

1,500,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions, were granted on March 29, 1999 at a Subscription Price of 19.25 pence each and remained outstanding on December 31, 2001.

Option Agreement

Mr Baker, a related party, was granted Options over 5,000,000 Ordinary Shares of 5 pence in Huntingdon, the principal terms of which are the same as those applicable to the Founder Options referred to above.

The following table sets forth certain information relative to the changes to options outstanding in the periods presented:


                                                                                                Option Price
                                                                                        ------------------------------
                                            Unapproved        Approved      Unapproved        Dollars(pound) Sterling
                                                  Plan            Plan         Scheme*      per Share       per Share
Outstanding at December 31, 1998             2,272,120       2,583,850      13,500,000    0.77 - 1.60     0.125 -0.95
Granted                                              -               -       2,000,000              -               -
Forfeited                                    (796,700)       (407,350)       (500,000)    0.77 - 1.60     0.465 -0.95
                                         -----------------------------------------------------------------------------
Outstanding at December 31, 1999             1,475,420       2,176,500      15,000,000      0.77-1.60      0.125-0.95
Granted                                              -               -               -              -               -
Forfeited                                    (106,250)       (410,000)               -    0.77 - 1.60      0.465-0.95
                                         --------------  --------------  -------------- --------------  --------------
Outstanding at December 31, 2000             1,369,170       1,766,500      15,000,000    0.77 - 1.60    0.125 - 0.95

Granted                                              -               -               -              -               -
Forfeited                                    (551,070)       (433,250)     (1,000,000)      0.77-1.60      0.125-0.95
                                         -----------------------------------------------------------------------------
Outstanding at December 31, 2001               818,100       1,333,250      14,000,000    0.77 - 1.19      0.125-0.95
                                         =============================================================================

*and Option Agreement


                                                                                              Option Price
                                                                                   -----------------------------------
                                               Incentive            Sharesave            Dollars             Sterling
                                                    Plan               Scheme          per Share            per Share
Outstanding at December 31, 1998                       -                    -                  -                    -

Granted                                        2,650,000            7,193,520                  -       0.175 - 0.1925
Forfeited                                              -             (91,312)                  -                 0.14
                                         -----------------------------------------------------------------------------
Outstanding at December 31, 1999               2,650,000            7,102,208                  -        0.14 - 0.1925
Granted                                        4,250,000                    -                  -               0.1625
Forfeited                                    (2,650,000)          (1,031,068)                  -        0.14 - 0.1925
                                         ----------------     ----------------     --------------     ----------------
Outstanding at December 31, 2000               4,250,000            6,071,140                  -        0.14 - 0.1625

Granted                                        7,750,000                    -                  -                 0.05
Forfeited                                    (4,250,000)          (2,088,684)                  -        0.14 - 0.1625
                                         -----------------------------------------------------------------------------
Outstanding at December 31, 2001               7,750,000            3,982,456                  -          0.05 - 0.14
                                         =============================================================================

A summary of the status of Huntingdon's option plans, schemes and agreements for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 and changes during the years then ended is presented in the table and narrative below:


                                                                     Years ended
                                        December 31, 2001         December 31, 2000          December 31, 1999
                                       Shares     Wtd Avg.       Shares    Wtd Avg.         Shares     Wtd Avg.
                                        (000)      Ex Price       (000)     Ex Price        (000)      Ex Price
Outstanding at start of period            28,457        0.19       28,404 (pound)0.21         18,356  (pound)0.26
Granted                                    7,750        0.05        4,250 (pound)0.16         11,843  (pound)0.16
Exercised                                      -           -            -           -              -            -
Forfeited                                (8,323)        0.22            -           -              -            -
Expired                                        -           -            -           -              -            -
Cancelled                                      -           -      (4,197)        0.25        (1,795)  (pound)0.46
                                     ------------ -----------   ---------- -----------    ----------- ------------
Outstanding at end of period              27,884        0.13       28,457        0.19         28,404  (pound)0.21
                                     ------------ -----------   ---------- -----------    ----------- ------------
Exercisable at end of year                 2,151                    3,136                      2,420
Weighted average fair value of
options granted                      (pound)0.004             (pound)0.087               (pound)0.105


The 27,883,806 options outstanding at December 31, 2001 have an exercise price between (pound)0.05 and (pound)0.95, with a weighted average exercise price of (pound)0.13 and a weighted average remaining contractual life of 6.7 years. 2,151,350 of these options are exercisable. The 7,750,000 options granted in 2001 have an exercise price of (pound)0.05 and a weighted average remaining contractual life of 9.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 2001, 2000 and 1999 respectively: risk-free interest rates of 3.72 per cent, 4.70 per cent and 5.68 per cent; expected dividend yields of 0.00 per cent (in all years); expected life of 7.0 years for the Unapproved Scheme, 3.0 years for the Sharesave Scheme and 5.0 years for the Incentive Plan (in all years); expected volatility of 40.0 per cent, 57.0 per cent and 57.4 per cent. The Company accounts for share options under APB 25, under which no compensation cost has been recognised. Had compensation cost for stock options awarded under the plans been determined consistent with SFAS 123 the Company's net income and earnings per share would have been restated as follows:

                                                     Year ended             Year Ended        Year Ended December
                                                 December 31, 2001      December 31, 2000          31, 1999
                                               ----------------------- --------------------- ----------------------
Net loss:                    As Reported              (8,446)                (9,763)                (6,605)
                             Proforma                 (9,554)                (11,336)               (8,025)
Basic and Diluted EPS:       As Reported              $(0.03)                $(0.03)                $(0.02)
                             Proforma                 $(0.03)                $(0.04)                $(0.03)


Loss Per share

The computation of loss per share is as follows:

                                           2001      2000        1999
Numerator
Net loss ($000)                          (8,446)    (9,763)     (6,605)
Denominator
Weighted average
  basic and diluted
  shares outstanding (000)               293,421    291,206     291,010
Basic and diluted loss per share $        (0.03)    (0.03)      (0.02)


Diluted  loss per share is equal to basic  loss per  share  for the years  ended
December 31, 2001, 2000 and 1999 as the exercise of the Convertible Capital Bonds and share options are excluded from the computation of diluted loss per share as the effect of inclusion is anti-dilutive. For the year ended 31 December, the number of potentially dilutive shares that were excluded from the computation of diluted loss per share as follows:

                                           2001          2000           1999
Convertible Capital Bonds (000s)          12,265        12,265         12,265
Share options (000s)                      27,754        28,964         22,696

10.  Pensions

The Company operates the Huntingdon Life Sciences Pension and Life Assurance Scheme (the 'Scheme') a funded pension scheme providing benefits, based on final pensionable salary, for Company employees in the UK. This Scheme was closed to new entrants from April 5, 1997.

On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The net pension expense for these plans for the year ended December 31, 2001 were $1,275,000 (2000, $786,000; 1999, $682,000).

The components of the net periodic benefit cost of the Scheme for the years ended December 31, are as follows:

                                                                      2001                2000                1999
                                                                      $000                $000                $000
Service cost, benefits earned during the year                        1,493               1,548               3,473
Interest cost on projected benefit obligation                        5,720               5,823               5,942
Expected return on plan assets                                     (7,071)             (7,757)             (7,177)
Amortisation of prior service cost                                      44                  90                  97
Amortisation of transition asset                                     (230)               (237)               (254)
                                                               -------------       ------------       -------------
Net periodic (cost)/benefit                                            (44)              (533)               2,081
                                                               -------------       ------------       -------------
The major assumptions used in calculating
the pension expense were:
                                                                      2001                2000                 1999
Discount rate                                                        6.00%               6.00%                6.25%
Rate of increase of future compensation                              3.75%               3.75%                4.00%
Long-term rate of return on plan assets                              7.25%               7.25%                7.50%


The net asset at transition, prior service cost and net (loss)/gain subject to amortisation are being amortised on a straight-line basis over periods of 15 years, 10 years and 10 years respectively.

A reconciliation of the projected benefit obligation for the Scheme to the accrued pension expense recorded as of December 31 is as follows:

                                                             2001           2000           1999
                                                             $000           $000           $000
Projected benefit obligation                             (91,467)       (99,003)      (101,755)
Plan assets at market value                                86,492        100,083        110,740

Funded status                                             (4,975)          1,080          8,985
Unrecognised net actuarial loss/(gain)                      5,712        (1,733)       (11,857)
Unrecognised prior service cost                                 -             45            145
Unrecognised net asset at transition                        (574)          (826)        (1,146)
Accrued pension expense                                       163        (1,434)        (3,873)

Change in plan assets
Fair value of assets, beginning of year                   100,083        110,740         99,407
Foreign currency changes                                  (2,573)        (8,101)        (3,511)
Actual return on plan assets                             (10,571)        (2,571)         15,255
Employer contributions                                      1,517          1,622          1,507
Employee contributions                                        728            708            532
Benefit payments                                          (2,692)        (2,315)        (2,450)
Fair value of assets, end of year                          86,492        100,083        110,740

Change in projected benefits obligation

Projected benefit obligation, beginning of year            99,003        101,755         99,407
Foreign currency changes                                  (2,545)        (7,445)        (3,113)
Service cost                                                1,493          1,548          3,473
Interest cost                                               5,720          5,823          5,942
Actuarial (gains)/losses                                 (10,240)        (1,071)        (2,036)
Employee contributions                                        728            708            532
Benefit payments                                          (2,692)        (2,315)        (2,450)
Projected benefit obligation, end of year                  91,467         99,003        101,755


11.  Geographical analysis

During each of the years ended December 31, 2001, 2000 and 1999, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Transactions between segments, which are immaterial, are carried out on an arms-length basis. Interest income, interest expense and income taxes are also not reported on an operating segment basis because they are not considered in the performance evaluation by the Company's chief operating decision-maker.

Geographical segment information is as follows:


                                                           US                 UK              Total
                                                         $000               $000               $000

         2001 Revenues                                 23,501             75,705             99,206
              Operating loss before other operating
              income/expense                            (109)              (784)              (893)
              Other operating expense                       -            (2,653)            (2,653)
              Operating loss                            (109)            (3,437)            (3,546)
              Identifiable assets (A)                  20,622            122,287            142,909
              Property and equipment, net              10,132             80,221             90,353
              Depreciation & amortisation               1,416              6,891              8,307
              Capital expenditure
                                                      (1,151)            (2,144)            (3,295)
              Total assets                             22,008            124,034            146,042

         2000 Revenues                                 22,929             73,035             95,964
              Operating profit/(loss) before
              other
              operating expense                         1,699            (1,615)                 84
              Other operating expense                       -            (1,819)            (1,819)
              Operating profit/(loss)                   1,699            (3,434)            (1,735)
              Identifiable assets (A)                  20,324            121,395            141.719
              Property and equipment, net              10,403             87,257             97,660
              Depreciation & amortisation               1,598              7,495              9,093
              Capital expenditure                     (1,752)            (1,896)            (3,648)
              Total assets                             21,950            124,157            146,107

         1999 Revenues                                 17,342             76,844             94,186
              Operating loss before other
              operating
              (expense)/ income                         (454)            (2,853)            (3,307)
              Other (expense)/income                    (300)              1,125                825
              Operating loss                            (754)            (1,728)            (2,482)
              Identifiable assets (A)                  25,924            123,330            149,254
              Property and equipment, net              10,251            100,903            111,154
              Depreciation & amortisation               1,567              8,108              9,675
              Capital expenditure                     (2,069)            (2,824)            (4,893)

              Total assets                             24,822            134,148            158,970


(A) Identifiable assets exclude cash and cash equivalents, investments and unamortised costs of raising long term debt.


Revenues from customers (based on location of customers)
                                 2001               2000             1999
                                 $000               $000             $000
United States                  34,705             39,733           32,936
Europe                         39,082             32,919           40,770
Far East                       19,430             19,455           17,198
Rest of World                   5,989              3,857            3,282
                         -------------     --------------     ------------
                               99,206             95,964           94,186
                         -------------     --------------     ------------

12.      Other operating (expense)/income

                                                    2001           2000          1999
                                                    $000           $000          $000
Asset write downs                                      -              -       (2,018)
Animal Rights legal and professional costs         (400)              -             -
Bankruptcy of Foreign Exchange Broker              (350)              -             -
Refinancing costs                                  (217)        (1,819)             -
Exchange offer costs                             (1,686)              -             -
Profit on sale of Wilmslow                             -              -         2,843
                                              -----------   ------------    ----------
                                                 (2,653)        (1,819)           825
                                              -----------   ------------    ----------

In 2001, expenses totalling $1,686,000 were incurred and expensed in connection with the Exchange Offer. In addition there was a write off in connection with foreign exchange dealings resulting from the bankruptcy of an exchange broker ($350,000), special legal and other costs were incurred in connection with the Animal Rights campaign ($400,000) and unamortised costs of $217,000 relating to the refinanced bank loan was written off.

In 2000, costs incurred in the refinancing of the Company's bank debt amounting to $1,819,000 were written off. Such costs were incurred on elements of the refinancing which did not proceed, or on facility extensions prior to the year-end.

In 1999, as a result of the Company's Year 2000 compliance program a number of assets that were not Year 2000 compliant were identified, principally computer hardware and software. A charge of $2,018,000 was made to write these assets off. The Company also disposed of its Wilmslow research site in 1999. The site was sold for $6,792,000 net of expenses, a gain of $2,843,000 over its written down value.

13.  Allowance for uncollectible accounts

                                             Balance as of     Exchange      Charged to     Accounts     Balance as
                                             beginning of     Adjustment     operations    written off    of end of
                                                period                                                     period
                                                 $000            $000           $000          $000          $000
Allowance for uncollectible accounts
deducted from trade debtors
December 31, 1999                                 185            (6)             97           (90)           186
December 31, 2000                                 186            (14)           108           (194)          86
December 31, 2001                                 86             (2)             80             -            164

14.  Subsequent Events

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer for Huntingdon. The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately
5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. The Company completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock ("Exchange Offer").

Under accounting principles generally accepted in the United States ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly the Exchange Offer will be accounted for as a 'reverse acquisition' for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) will be carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process will utilize the capital structure of LSR and the assets and liabilities of Huntingdon will be recorded at historical cost.

The Company is the operating entity for financial reporting purposes, and the financial statements prior to the date of consummation of the Exchange Offer represents the Company's financial position and results of operations. The assets and liabilities and results of operations of the Company will be included as of the date of consummation of the Exchange Offer. Although Huntingdon will be deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation will not change.

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock to Mr Stapfer, a Director of LSR, and 900,000 shares of Non-Voting Common Stock (convertible into shares of LSR Voting Common Stock) to two other investors, at a purchase price of $1.50 per share (or an aggregate of $1,499,850).

On February 11, 2002, `the bank loan amounting to $32,441,000 and the Stephens Group loan facility amounting to $2,910,800 ((pound)2,000,000) were transferred to a third party. The loan is repayable on July 19, 2002, although it is subordinated to the bank loan. The loan is secured and interest is payable monthly at a rate of 10% per annum.

On March 28, 2002 LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a per share price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented the conversion into equity of debt owed to Mr
Baker  ($2.1  million)  and FHP  ($0.3  million)  and  $825,000  was  paid  with promissory notes. The $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. As a result of such conversions approximately $260,000 remains payable to Mr Baker and $250,000 remains payable to FHP.

 15.  Unaudited Quarterly Financial information

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2000 and December 31, 1999.

Year ended 31 December, 2001                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                        22,689             24,012             25,707             26,798
Cost of sales                                 (20,915)           (20,454)           (21,648)           (21,116)
                                      --------------------------------------------------------------------------
Gross profit                                     1,774              3,558              4,059              5,682
Selling and administrative expenses            (4,006)            (4,178)            (3,786)            (3,996)
Other operating (expenses)/income                (174)                169                  -            (2,648)
                                      --------------------------------------------------------------------------
Operating (loss)/profit                        (2,406)              (451)                273              (962)
Interest income                                     39                 36                 13                 16
Interest expense                               (1,668)            (1,616)            (1,620)            (1,710)
Other (expense)/income                         (2,071)              (346)              1,837              (806)
                                      --------------------------------------------------------------------------
(Loss)/income before taxes                     (6,106)            (2,377)                503            (3,462)
Income tax benefit                               1,770                705                300                221
                                      --------------------------------------------------------------------------
Net (loss)/income                              (4,336)            (1,672)                803            (3,241)
                                      --------------------------------------------------------------------------
                                      --------------------------------------------------------------------------
(Loss)/earnings per share                      $(0.01)            $(0.01)                  -            $(0.01)



                                                                    Quarter Ended
Year ended 31 December, 2000                  March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000
Revenues                                        24,826             24,458             23,768             22,912
Cost of sales                                 (20,456)           (20,201)           (19,562)           (20,521)
                                      --------------------------------------------------------------------------
Gross profit                                     4,370              4,257              4,206              2,391
Selling and administrative costs               (3,800)            (3,513)            (3,669)            (4,158)
Other operating loss                                 -                  -                  -            (1,819)
                                      --------------------------------------------------------------------------
Operating profit/(loss)                            570                744                537            (3,586)
Interest income                                     82                 51                 24                 24
Interest expense                               (1,740)            (1,716)            (1,807)            (2,122)
Other (expense)/income                           (444)            (2,620)            (1,115)                635
                                      --------------------------------------------------------------------------
Loss before taxes                              (1,532)            (3,541)            (2,361)            (5,049)
Income tax benefit/(expense)                       218                275              (233)              2,460
                                      --------------------------------------------------------------------------
Net loss                                       (1,314)            (3,266)            (2,594)            (2,589)
                                      --------------------------------------------------------------------------

Loss per share                                       -            $(0.01)            $(0.01)            $(0.01)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of LSR, all of whom were appointed on January 10, 2002 when the Offer became unconditional.

Name                  Age      Office Held

Andrew Baker          53       Director
                               Chairman of the Board and Chief Executive Officer
Brian Cass            54       Director, Managing Director/President
Gabor Balthazar       60       Director
Frank Bonner          49       Director
                               Director of Science and Technology
John Caldwell         55       Director
Kirby Cramer          64       Director
Julian Griffiths      49       Director, Finance Director of Huntingdon Life
                               Sciences Group plc
Richard Michaelson    50       Chief Financial Officer & Secretary

(a)      Identification of Directors

Andrew Baker became a director and Chairman and Chief Executive Officer of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated ("Corning") and held the posts of President and CEO of MetPath Inc., Corning's clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Diagnostics Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Andrew Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, which is a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed Focused Healthcare Partners ("FHP"), an investment partnership which acts as general partner for healthcare startup and development companies.

Brian Cass, FCMA, became a director and Managing Director/President of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Managing Director/Chief Operating Officer in September 1998. Prior to joining Huntingdon he was a Vice President of Covance Inc. and Managing Director of Covance Laboratories Ltd (previously Hazleton Europe Ltd) for nearly 12 years, having joined the company in 1979 as Controller. Brian Cass worked at Huntingdon Research Centre between 1972 and 1974 and has previous experience with other companies in the electronics and heavy plant industries. He has also held directorships with North Yorkshire Training & Enterprise Council Ltd and Business Link North Yorkshire Ltd.

Gabor Balthazar became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as the Senior Independent Non-Executive Director in March 2000. He has been active in international marketing and management consulting for almost 30 years. He was a founding Board member of Unilab Corporation, serving as President from 1989 to 1992, and continuing to sit on Unilab's Board until November 1999. From 1985 to 1997 Gabor Balthazar served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and to Unilabs Holdings SA, a Swiss clinical laboratory testing holding company, from 1987 to 1992. Mr Balthazar also serves as a director of Decora Industries, Inc. He is a graduate of the Columbia Law School in New York City.

Frank Bonner, BSc., PhD., became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Director of Science & Technology in September 1998. He studied Biochemistry and Toxicology at the University of Surrey, Guildford (1973-1979). After post-doctoral research in the Institute of Industrial and Environmental Health, he joined Sterling Winthrop to establish a Drug Safety department. Following the acquisition of Sterling by Sanofi, he was appointed Scientific and Administrative Director of the UK Research Centre in Northumberland, a position he held until joining Huntingdon in 1997. He is past Chairman of the British Toxicology Society and serves on the Research and Development Committee of the Association of the British Pharmaceutical Industry.

John Caldwell, B.Pharm., PhD., D.Sc., C.Biol., F.I.Biol., became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as an Independent Non-Executive Director in December 1997. He is Professor of Biochemical Toxicology and Head of the Division of Biomedical Sciences of the Imperial College School of Medicine. His distinguished career includes membership of the UK Committee on Safety of Medicines, Ministry of Agriculture Fisheries and Food Steering Group for Food Surveillance, permanent membership of the International Scientific Committee of the International Symposia on Chiral Discrimination, Honorary Membership of the Royal College of Physicians, Representative on the Court of the University of Surrey for the British Pharmacological Society and he is a Past President of the International Society for the Study of Xenobiotics. He is also a member of the Institute of Directors. Professor Caldwell has extensive involvement as a consultant with pharmaceutical companies in Europe, North America and Japan.

Kirby L Cramer became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as an Executive Director in September 1999. He served as Chief Executive Officer of Hazleton Laboratories Corporation from 1968 and led it to become the world's largest provider of pre-clinical testing services when it was sold to Corning Inc in 1987. Following the acquisition he served as Chairman of the Board of Directors of Hazleton from 1987 through 1991. The Hazleton laboratories now form the pre-clinical segment of Covance. Mr Cramer also currently serves as a director of D J Orthopedics, Immunex Corp., SonoSite Inc., Array BioPharma, Commerce Bancorporation, Landec Corporation, Northwestern Trust Company and Corus Pharma. Previously Mr Cramer was a director of ATL Ultrasound Inc., Unilab Corporation, Pharmaceutical Product Development Inc., and Kirschner Medical.

Julian Griffiths, M.A., F.C.A., became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Finance Director in April 1999 and Secretary in February 2000. Prior to joining Huntingdon he was most recently Vice President of Analytical Services in the European pre-clinical division of Covance Inc., having spent the previous nine years as Vice President of Finance in the same organisation. Prior to that he held various positions with KPMG.

Richard Michaelson became Chief Financial Officer and Secretary of LSR effective January 10, 2002. Mr. Michaelson was Director of Strategic Finance of Huntingdon from September 1998 to December 2001. He served as Senior Vice President of Unilab Corporation, a clinical laboratory testing company based in Los Angeles, California, from September 1997 to December 1997, Senior Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from February 1994 to September 1997, and Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from November 1993 to February 1994. Mr. Michaelson also served as Vice President of Unilab beginning in October 1990. Mr. Michaelson joined MetPath, Inc., the clinical laboratory subsidiary of Corning Incorporated, in 1980 and served as Vice President of MetPath from 1983 and Treasurer of Corning Lab Services, Inc. from 1990 through, in each case, September 1992.

The Articles of Amendment and Restatement of the LSR provide that the directors shall be not less than one in number and there shall be no maximum number of directors. Any director appointed by the board of directors holds office only until the next following annual meeting, at which time he shall be eligible for re-election by the stockholders. Directors may be removed from office only for cause.

No director or executive officer has a family relationship with any other director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months ended December 31, 2001 the aggregate compensation of the Executive Directors as a group, paid or accrued, was $1,271,312.

The services of Mr Baker are provided through a management services agreement with Focused Healthcare Partners ("FHP"), the vehicle through which Mr Baker provides his services. The agreement provides for a minimum notice of termination by LSR of twelve months.

Mr Cass has a service contract providing for a minimum notice of termination by LSR of two years. The contract provides for liquidated damages amounting to two years' basic salary and an amount equal to twice the annual average of bonuses, if any, received during the two financial years of LSR immediately preceding a change of control of LSR (as defined in the service contract) or in the event of termination in certain circumstances. The Board has determined that both the period of notice required for termination of Mr Cass' contract and the change of control provisions are warranted by Mr Cass' value to LSR.

Dr Bonner, Mr Michaelson, Mr Cramer and Mr Griffiths each have service contracts providing for a minimum notice of termination by LSR of twelve months.

Professor Caldwell, and Mr Balthazar each have service contracts providing for a minimum notice of termination by LSR of three months.

The Company operates a discretionary bonus plan for executive officers and key managers based upon improvements to operating income and achievement of pre-defined targets. Bonus awards are administered by the Compensation Committee. The Committee believes that the discretionary bonus payments to Mr Baker, Mr Cass, Dr Bonner and Mr Griffiths in 1999 reflect their respective contribution to the development of Huntingdon . No bonus awards were made in respect of 2000 or 2001.

The following table shows the remuneration of Executive Directors in the 12 Months ended December 31, 2001, December 31, 2000, and December 31, 1999;


                                               Annual Compensation                        Long Term Compensation
                                                                                                  Awards

   Name And Principal        Year        Salary         Bonus         Other Annual           Number Of Shares
        Position                                                      Compensation          Underlying Options
Mr A H Baker                 2001       288,006           -              95,990                      -
Chairman                     2000       288,000           -              95,040                      -
                             1999       216,000        72,000            71,280                      -

Dr F W Bonner                2001       211,680           -              20,395                   10,000
Director of Science &        2000       211,680           -              19,367                    7,500
Technology                   1999       201,600        14,400            26,450                    5,000

Mr B Cass                    2001       280,741           -              153,311                     -
Managing Director            2000       288,800           -              153,936                     -
                             1999       216,000        72,000            130,992                    463

Mr K L Cramer                2001        60,000           -                 -                        -
Director                     2000        60,000           -                 -                        -
                             1999        60,000           -                 -                     20,000

Mr J T Griffiths             2001       120,960           -              40,229                   10,000
Financial Director           2000       120,960           -              44,070                    7,500
Company Secretary            1999       113,435        14,400            53,562                   15,000



All Directors, except Mr Cramer are paid in UK pounds sterling. The amounts have been converted at the rate of $1.44 to (pound)1.00 for the purposes of the above table.

One Director is a member of the Group Personal Pension Plan. The other Directors' pension contributions are privately invested.

OPTIONS TO PURCHASE SECURITIES FROM THE HUNTINGDON AND LSR

Under the following Plans options were granted to acquire Ordinary Shares of Huntingdon. The ability to exercise options lapsed on March 26, 2002, except for those granted under the Unapproved Share Option Plan.

The Unapproved Share Option Plan. On April 8, 1983, Huntingdon adopted the Unapproved Share Option Plan (the "Unapproved Plan") pursuant to which options to acquire Ordinary Shares may be granted to any person who is required to devote substantially the whole of his time (being not less than 25 hours per week) to serve as a Director or employee of Huntingdon or one of its subsidiaries. The maximum number of Ordinary Shares which may be issued under the Unapproved Plan according to the rules thereof is 10% of the issued share capital of Huntingdon from time to time, less options outstanding under the Approved Plan from time to time.

An option granted pursuant to the Unapproved Plan may be exercised two years after the grant in respect of not more than 50% of the Ordinary Shares subject to the option. An option may be exercised in full between three and seven years after the grant in respect of the unexercised balance of the Ordinary Shares subject to the option.

The Approved Management Share Option Plan. On January 29, 1985, Huntingdon adopted a second share option plan, the Approved Management Share Option Plan (the "Approved Plan"), which has been approved by the Board of Inland Revenue
(the "Inland Revenue") pursuant to the Finance Act 1984. The rules of the Approved Plan broadly follow those of the Unapproved Plan, except that an option may be exercised, subject to certain exceptions, only between three and ten years after it is granted.

Pursuant to the Approved Plan, options to acquire Ordinary Shares may be granted to any Director or employee of Huntingdon whose terms of employment require him to work for at least thirty-seven and one-half hours per week. Approval of the Approved Plan by the Inland Revenue means that important personal tax concessions are available to participants who reside in the UK. The maximum number of Ordinary Shares which may be issued under the Approved Plan according to the rules thereof is 10% of the issued share capital from time to time, less options outstanding under the Unapproved Plan from time to time.

Both the Unapproved Plan and the Approved Plan terminated on December 31, 1997 with respect to the grant of new options. Options outstanding at that date are not affected by such termination. The grant of options under both the Unapproved Plan and the Approved Plan was a matter for the discretion of the Board of Directors of Huntingdon. The exercise price per share at which an option may be exercised is equal to the average of the middle market quotations on the International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. for the Ordinary Shares on the five dealing days prior to the date of grant or, if no established market in the Ordinary Shares exists, the fair value of an Ordinary Share as determined by the Board. Generally, an option may not be exercised unless at the date of exercise the participant is then, and has been continuously since the grant of the option, in the full-time employ of Huntingdon. This rule, however, is subject to alteration in specific cases at the discretion of the Board.

At the Extraordinary General Meeting held on September 2, 1998 the Shareholders approved a new option scheme (the rules of which were amended at the Annual General Meeting held on June 3, 1999) and a separate Option Agreement with Mr
Baker:

(a) The Huntingdon Life Sciences Group Unapproved Share Option Scheme (the "Unapproved Share Option Scheme").

(i) 7,500,000 Founder Options had been granted but not relinquished or exercised as at December 31, 2001 at an option price of 12.5 pence per Ordinary Share. The Options may be exercised from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

          Target Price Per Share     Proportion of Options
                                           Exercisable
                25p                           25%
                50p                           50%
                75p                           75%
               100p                          100%

(ii) 1,500,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions were granted on March 29, 1999 at a subscription price of 19.25 pence each and remained outstanding on December 31, 2001.

(b)  An Option Agreement

     Mr Baker, a related party, was granted Options over 5,000,000 Ordinary Shares of 5 pence in the Company, the principal terms of which are the same as those applicable to the Founder Options referred to above.

The Huntingdon Life Sciences Group Incentive Option Plan (the "Incentive Option Plan") The Incentive Option Plan was adopted on June 3, 1999. The Plan was introduced to run alongside the Unapproved Share Option Scheme described above and is designed to reward short term improvement in financial performance in the Company's turn around phase. Options are available for grant to management and senior staff, and may be subject to the achievement of a performance measure and personal performance conditions; they may generally be exercised from the third anniversary of the date of grant and they lapse on the tenth anniversary.

The Huntingdon Life Sciences Sharesave Scheme (the "Sharesave Scheme") The Sharesave Scheme was adopted at the Annual General Meeting held on June 3, 1999. Approximately 55% of eligible employees, who will fund the exercise of their options with the proceeds of a related Save As You Earn (SAYE) savings contract, accepted the invitation to join the Scheme. Options may generally be exercised from the Bonus Date which falls on November 1, 2002. Options generally lapse six months after the Bonus Date.

Any US subsidiary of the Company, which received the services in respect of which an option was granted, will be entitled to a deduction in an amount equal to the compensation taxable to the optionee, in computing its US Federal income tax. Generally this is in the calendar year in which the optionee is deemed to have received such compensation.

Under the terms of the various share option arrangements the following options to purchase Ordinary Shares in the Company have been granted and vested (net of expired options), but not exercised as of March 20, 2002.

(i)      The Unapproved Share Option Plan

Date of Grant          Number of shares   Option Price      Expiry Date
                        outstanding

December 18, 1995       112,500            (pound)0.77      December 17, 2002
November 21, 1996       50,000                   $1.60      November 20, 2003
December 1, 1997        100,000            (pound)0.50      November 30, 2004
December 31, 1997       164,900            (pound)0.465     December 30, 2004
December 31, 1997       240,000                  $0.77      December 30, 2004

(ii)     The Approved Management Share Option Plan

Date of Grant         Number of Shares    Option Price     Expiry Date
                       Outstanding

February 13, 1995       105,000           (pound)0.49      February 12, 2005
December 11, 1995       370,000           (pound)0.78      December 10, 2005
December 11, 1995       80,000                  $1.19      December 10, 2005
December 18, 1995       35,750            (pound)0.77      December 17, 2005
November 21, 1996       357,500           (pound)0.95      November 20, 2006
December 31, 1997       360,000           (pound)0.465     December 30, 2007


(iii)    The Unapproved Share Option Scheme and Mr Baker's Option Agreement

Date of Grant          Number of Shares     Option Price    Expiry Date
                        Outstanding

September 2, 1998       5,000,000          (pound)0.125     September 1, 2008
December 3, 1998        7,000,000          (pound)0.125     December 2, 2008
December 31, 1998       500,000            (pound)0.125     December 30, 2008
March 29, 1999          1,500,000          (pound)0.1925    March 28, 2009

(iv)     Incentive Option Plan

Date of Grant          Number of Shares     Option price    Expiry Date
                        Outstanding

April 27, 2001          7,750,000           (pound)0.05     April 27 2011


(v)      Sharesave Scheme

Date of Grant           Number of Shares     Option price    Expiry Date
                          Outstanding

September 9, 1999        3,341,168           (pound)0.14     May 1, 2003

In the period since options to acquire shares have been capable of being exercised to March 20, 2002 options for 3,798,856 shares have been exercised and the shares issued. The total number of Huntingdon options held by Directors and Officers as a group as at March 20, 2002 is 13,123,142.

The following table shows the number of share options held by Directors as at March 20, 2002.

Date of Grant            Number Granted     Exercise Price      Date First Exercisable    Expiry Date
A H Baker
September 2, 1998         5,000,000        (pound)0.125           September 2, 2001       September 1, 2008

F W Bonner
December 1, 1997          100,000          (pound)0.50            December 1, 1999        November 30, 2004
December 31, 1998         500,000          (pound)0.125           December 31, 2001       December 30, 2008
April 27, 2001            500,000          (pound)0.05            April 27, 2004          April 27, 2011

B Cass
December 3, 1998          5,000,000        (pound)0.125           December 3, 2001        December 2, 2008
September 9, 1999         23,142           (pound)0.14            November 21, 2002       April 30, 2003

K Cramer
March 29, 1999            1,000,000        (pound)0.1925          March 29, 2002          March 28, 2009

J T Griffiths
March 29, 1999            500,000          (pound)0.1925          March 29, 2002          March 28, 2009
April 27, 2001            500,000          (pound)0.05            April 27, 2004          April 27, 2011


Under the following plan options may be granted to acquire Voting Common Stock in LSR.

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan. Adoption of the LSR 2001 Equity Incentive Plan will enable LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel.

Awards under the LSR 2001 Equity Incentive Plan may be granted by a committee designated by the LSR Board pursuant to the terms of the LSR 2001 Equity Incentive Plan and may include: (i) options to purchase shares of LSR Voting Common Stock, including incentive stock options ("ISOs"), non-qualified stock options or both; (ii) stock appreciation rights ("SARs"), whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control or upon other events; (iii) restricted stock consisting of shares that are subject to forfeiture based on the failure to satisfy employment-related restrictions; (iv) deferred stock, representing the right to receive shares of stock in the future; (v) bonus stock and awards in lieu of cash compensation;
(vi) dividend equivalents, consisting of a right to receive cash, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of LSR Voting Common Stock or other periodic payments; or (vii) other awards not otherwise provided for, the value of which are based in whole or in part upon the value of the LSR Voting Common Stock. Awards granted under the LSR 2001 Equity Incentive Plan are generally not assignable or transferable except pursuant to a will and by operation of law.

The flexible terms of the LSR 2001 Equity Incentive Plan are intended to, among other things, permit the stock option committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of any award if performance objectives are not met or linking the time of exercisability or settlement of an award to the attainment of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the United States Internal Revenue Code such performance objectives shall be based solely on (i) annual return on capital; (ii) annual earnings or earnings per share; (iii) annual cash flow provided by operations; (iv) changes in annual revenues; (v) stock price; and/or
(vi) strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

LSR's stock option committee, which will administer the 2001 LSR Equity Incentive Plan, will have the authority, among other things, to: (i) select the directors, officers and other employees and independent contractors entitled to receive awards under the 2001 LSR Equity Incentive Plan; (ii) determine the form of awards, or combinations of awards, and whether such awards are to operate on a tandem basis or in conjunction with other awards; (iii) determine the number of shares of LSR Voting Common Stock or units or rights covered by an award; and
(iv) determine the terms and conditions of any awards granted under the 2001 LSR Equity Incentive Plan, including any restrictions or limitations on transfer, any vesting schedules or the acceleration of vesting schedules, any forfeiture provision or waiver of the same and including any terms and conditions necessary or desirable to ensure the optimal tax result for participating personnel and the Company including by way of example to ensure that there is no tax on the grant of the rights and that such tax only arises on the exercise of rights or otherwise when the LSR Voting Common Stock unconditionally vests and is at the disposal of such participating personnel. The exercise price at which shares of LSR Voting Common Stock may be purchased pursuant to the grant of stock options under the 2001 LSR Equity Incentive Plan is to be determined by the option committee at the time of grant in its discretion, which discretion includes the ability to set an exercise price that is below the fair market value of the shares of LSR Voting Common Stock covered by such grant at the time of grant.

The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the 2001 LSR Equity Incentive Plan (determined immediately after the grant of any award), may not exceed 20 per cent of the aggregate number of shares of LSR Voting Common Stock then outstanding.

The 2001 LSR Equity Incentive Plan may be amended, altered, suspended, discontinued, or terminated by the LSR Board without LSR Voting Common Stockholder approval unless such approval is required by law or regulation or under the rules of any stock exchange or automated quotation system on which LSR Voting Common Stock is then listed or quoted. Thus, LSR Voting Common Stockholder approval will not necessarily be required for amendments which might increase the cost of the plan or broaden eligibility. LSR Voting Common Stockholder approval will not be deemed to be required under laws or regulations that condition favourable tax treatment on such approval, although the LSR Board may, in its discretion, seek LSR Voting Common Stockholder approval in any circumstances in which it deems such approval advisable.

No awards were granted during 2001 pursuant to the 2001 LSR Equity Incentive Plan. The LSR Board has designated the Compensation Committee of the Board to serve as the stock option committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS AT APRIL 8, 2002.

The following table sets forth, as of April 8, 2002, certain information regarding the beneficial ownership of the shares of LSR Voting Common Stock, by
(a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Voting Common Stock (none other than Messrs Baker and Cramer who are both Directors and/or Executive Officers of LSR); (b) each Director or Executive Officer of LSR; and (c) all Directors and Executive Officers as a group.

Name                              No. of Shares           Percent of Outstanding
                                                                   Shares
Mr A Baker                          2,699,175   (1)                  24.4%
Mr G Balthazar                         10,000   (2)                    *
Dr F W Bonner                          17,855   (3)                    *
Mr B Cass                             520,000   (4)                   4.7%
Prof. J Caldwell                       10,000   (5)                    *
Mr K Cramer                           903,007   (6)                   8.1%
Mr J Griffiths                         80,000   (7)                    *
Mr R Michaelson                       216,000   (8)                   1.9%
                                                                      ----
                                --------------
All Executive Officers and
Directors as a group                4,456,037                         39.2%

* Signifies less than 1%. All percentages calculated on the basis of 11,032,578 outstanding shares of Voting Common Stock.

(1) Includes presently exercisable options to purchase 100,000 shares
(2) Includes presently exercisable options to purchase 10,000 shares
(3) Includes presently exercisable options to purchase 17,500 shares
(4) Includes presently exercisable options to purchase 100,000 shares
(5) Includes presently exercisable options to purchase 10,000 shares
(6) Includes presently exercisable options to purchase 20,000 shares
(7) Includes presently exercisable options to purchase 30,000 shares
(8) Includes presently exercisable options to purchase 45,000 shares

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) A $2,910,800 ((pound)2,000,000) facility was made available to the Company on September 25, 2000 by a director. Mr Baker. This has been drawn down in full. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable monthly at a rate of 10% per annum. By Amendment No. 2 to that loan facility, dated March 20, 2001, FHP became party to the loan and $550,000 of the amount loaned was transferred to FHP. On March 28, 2002 $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. As a result of such conversions approximately $260,000 remains payable to Mr Baker and $250,000 remains payable to FHP.

(2) On January 20, 2001 the Company's bank loan was refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party, and the other two banks who were part of the original loan syndicate. That loan was transferred to another party effective February 11, 2002. The loan is now repayable on June 30, 2006 and interest is payable in quarterly breaks at a rate of "LIBOR" plus 1.75% per annum. The loan is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc., collateralized by all the assets of those companies.

(3) In accordance with the terms of a facility agreement dated 19 July 2001 and as amended on 5 October 2001, the Stephens Group Inc. made $2,910,800 ((pound)2,000,000) available to the Company which is available for a period of one year from 19 July 2001. That loan was transferred to another party effective February 11, 2002. This amount, which is secured and subordinated to the bank debt, has been drawn down in full. Interest is payable monthly at a rate of 10% per annum.

(4) In October 2001 the Company issued warrants to purchase up to 704,425 shares of Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of the refinancing of the bank loan by the Stephens Group Inc. in January 2001. These warrants are exercisable at any time and will expire on October 9, 2011.

     In addition the Board intends to ask LSR shareholders at the next shareholders meeting to approve the issuance of warrants to purchase up to 410,914 shares of Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2,910,800 ((pound)2,000,000) loan facility made available to the Company on September 25, 2000 by Mr. Baker who controls FHP.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report
         ----------------------------------------------

(1)      Index to Financial Statements                                                 Page
                                                                                       ----
         Life Sciences Research, Inc.

         Report of Deloitte & Touche - Report of Independent Auditors                   27

         Balance Sheet - December 31, 2001                                              28

         Statement of Operations -  Period from July 19, 2001
         (date of inception) to December 31, 2001                                       29

         Statement of Shareholder's Deficit - Period from July 19, 2001
         (date of inception) to December 31, 2001                                       30

         Statement of Cash Flows - Period from July 19, 2001
         (date of inception) to December 31, 2001                                       31

         Notes to Financial Statements                                                  32

         Huntingdon Life Sciences Group plc

         Report of Deloitte & Touche - Report of Independent Auditors                   35

         Consolidated Balance Sheets - December 31, 2001 and 2000                       36

         Consolidated Statements of Operations and Comprehensive Loss -
         Years ended December 31, 2001, 2000 and 1999                                   37

         Consolidated Statements of Changes in Shareholders' (Deficit)/Equity -
         Years ended December 31, 2001, 2000 and 1999                                   38

         Consolidated Statements of Cash Flows - Years ended December 31, 2001,
         2000 and 1999                                                                  39

         Notes to Consolidated Financial Statements                                     40


(2)      Financial Statement Schedules

         Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


(b)      List of Exhibits

Exhibit
  No.     Description of Exhibit

2.1 Letter of Intent, dated August 27, 2001, between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

3.1       Articles of Amendment and  Restatement  of the  Registrant  adopted on
          November  7,  2001.   INCORPORATED   BY  REFERENCE   TO   REGISTRANT'S
          REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

3.2 Bylaws of the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

4.1 Deposit Agreement dated June 21, 1983, amended and restated as of June 6, 1996, as of May 8, 2000 and as of July 10, 2000 between HLS (formerly Huntingdon International Holdings plc) and The Bank of New York and Holders of American Depositary Receipts. INCORPORATED BY REFERENCE TO HLS' POST-EFFECTIVE AMENDMENT NO.1 TO REGISTRATION STATEMENT ON FORM F-6, REGISTRATION NUMBER 333-11922.

4.2 Specimen Certificate for American Depositary Shares. INCORPORATED BY REFERENCE TO HLS' POST-EFFECTIVE AMENDMENT NO.1 TO REGISTRATION STATEMENT ON FORM F-6, REGISTRATION NUMBER 333-11922.

4.3 Subscription Agreement dated August 1, 1991 among HIH Capital Limited ("HCL"), HLS, Chase Manhattan Bank Luxembourg S.A. (the "Custodian"), J Henry Schroder Wagg & Co.Limited and Others. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.4 Trust Deed, dated August 12, 1991 among HCL, HLS and The Law Debenture Trust Corporation plc INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.5 Deed Poll, dated August 12, 1991, executed by HLS. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.6 Custodian Agreement, dated August 1, 1991 among the Custodian, HCL, and HLS. INCORPORATED BY REFERENCE TO HLS'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.7       Deed  Poll,   dated   October  16,  2001,   executed  by   Registrant.
          INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NO. 333-71408.

10.1 Security Agreement dated April 30, 1998 between Huntingdon Life Sciences Inc., National Westminster Bank PLC and various other banks. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.2 An agreement dated August 7, 1998 between, inter alia, HLS, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and National Westminster Bank PLC replacing the facilities agreement dated November, 1995. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.3 A bridging facility being made available by National Westminster Bank PLC in favour of HLS and Huntingdon Life Sciences Limited. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.4 An agreement between HLS, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and various banks replacing the third intercreditor agreement between the parties dated March 17, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.5 A letter of appointment dated August 7, 1998 between HLS and Professor J Caldwell. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.6 A Management Services Agreement dated August 7, 1998 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.7 A Deed of Undertaking between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.8 Amendment dated January 26, 2000 to the Management Services Agreement dated August 7, 1999 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.9 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr B Cass INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.10 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr J Griffiths. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.11 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Dr F Bonner. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT
          ON FORM 20-F FOR THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1998.  10.12
          Service Agreement dated September 17, 1999 between HLS and Mr K Cramer. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.13 A letter of appointment dated March 21, 2000 between HLS and Mr G Balthazar. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.14 Option Deed dated September 2, 1998 between HLS and Andrew Baker INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.15 Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended on June 3, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.16 Rules of the Huntingdon Life Sciences Group Incentive Option Plan INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.17 Rules of the Huntingdon Life Sciences Sharesave Scheme INCORPORATED BY REFERENCE TO HLS'ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.18 The Rules of The HIH Share Option Plan. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.19     The  Rules  of  The  HIH  Approved   Management   Share  Option  Plan.
          INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.20 Registrant's 2001 Equity Incentive Plan. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.21 Loan Facility Letter, dated September 25, 2000, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.22 Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.23 Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. FILED HEREWITH.

10.24 Amendment Agreement dated February 19, 2001 relating to a Facilities Agreement dated August 7, 1998 among HLS, Huntingdon Life Sciences Limited (HLSL), Huntingdon Life Sciences Inc. (HLSI), the Banks (as defined therein) and Stephens Group Inc. as Agent. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.25 Fifth Intercreditor Agreement, dated February 19, 2001 among Stephens Group Inc. (as Agent), HLSF LLC, Allfirst Bank, Comerica Bank, the Company, HLSL, HLSI, Andrew Baker and Stephens Group Inc. (as Funder). INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.26     Subscription  and Investor  Rights  Agreement,  dated October 9, 2001, between LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.27 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.28     Warrant,   dated   October   9,  2001,   issued  by  the   Registrant.
          INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.29 Form of Director's Irrevocable Undertaking. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.30 Inducement Agreement, dated October 9, 2001 between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

21.1      Subsidiaries FILED HEREWITH

99.1 Press Release, dated March 28, 2002, announcing fourth quarter and full year 2001 results. INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K, DATED MARCH 28, 2002.


Reports on Form 8-K

None



                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                             Life Sciences Research Inc.
                                                    (Registrant)


By:      /s/ Brian Cass

Name:    Brian Cass

Title:   Managing Director/President

Date:    April 12, 2002