Form 10-Q
period 2002-03-31
LIFE SCIENCES RESEARCH INC
filed 2002-05-15
CIK 1158833

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NUMBER 1-10173


                            ------------------------



                          LIFE SCIENCES RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    MARYLAND
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)

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

                  Yes X                     No __
                     ---



At May 1, 2002:            11,055,539 Voting Common Stock of $0.01 each
                           900,000 Non Voting Common Stock of $0.01 each


TABLE OF CONTENTS

 PART I  FINANCIAL INFORMATION                                                            Page
         Item 1   Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations and
                  Comprehensive Loss for the three months ended March
                  31, 2002 and 2001                                                        3

                  Condensed Consolidated Statement of Changes in Shareholders'
                  (Deficit)/Equity                                                         4

                  Condensed Consolidated Balance Sheets at March 31, 2002 and
                  December 31, 2001                                                        5

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2002 and 2001                                     6

                  Notes to Condensed Consolidated Financial Statements                     7

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                9

         Item 3   Quantitative and Qualitative Disclosures about Market Risk              16


 PART II OTHER INFORMATION

         Item 6   Exhibits and reports on Forms 6-K and 8-K                               16


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    Unaudited

                                                          Three months ended
                                                               March 31
                                                            2002                2001
                                                           $'000               $'000
                                                     (except per         (except per
                                                     share data)         share data)
Net revenues                                              26,135              22,689
Cost of sales                                           (21,646)            (20,915)
                                                 ----------------     ---------------
Gross profit                                               4,489               1,774
Selling and administrative expenses                      (4,302)             (4,006)
Other operating expense                                  (1,517)               (174)
                                                 ----------------     ---------------
Operating loss                                           (1,330)             (2,406)
Interest income                                                6                  39
Interest expense                                         (1,627)             (1,668)
Other loss                                               (1,106)             (2,071)
                                                 ----------------     ---------------
Loss before income taxes                                 (4,057)             (6,106)
Income tax benefit                                           742               1,770
                                                 ----------------     ---------------
Net loss                                                 (3,315)             (4,336)

Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments                   (122)                  11

                                                 ----------------     ---------------
                                                 ----------------     ---------------
Total comprehensive loss                                 (3,437)             (4,325)
                                                 ----------------     ---------------
                                                 ----------------     ---------------
Loss per common share
- Basic                                                  $(0.48)             $(0.74)
- Diluted                                                $(0.48)             $(0.74)

Weighted average common shares outstanding
- Basic     (000's)                                        6,872               5,870
- Diluted  (000's)                                         6,872               5,870


See notes to Condensed Consolidated Financial Statements


                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' (DEFICIT)/EQUITY
                                    Unaudited

                                      Common  Common     Additional   Accumulated       Accumulated Other     Total
                                       Stock     Stock      Paid in       Deficit      Comprehensive Loss
                                                            Capital                           (Cumulative
                                                                                              Translation
                                                                                             Adjustments)
                                         000     $'000        $'000         $'000                   $'000     $'000

Balance, December 31, 2001             5,870        59       66,035      (66,458)                 (4,360)   (4,724)
Issue of shares                        6,085        55        8,244                                           8,299
Net loss                                                                  (3,315)                           (3,315)
Foreign currency translation
adjustments                                                                                         (122)     (122)
                                 ------------ --------- ------------ ------------- ----------------------- ---------
Balance, March 31, 2002               11,955       114       74,279      (69,773)                 (4,482)       138
                                 ------------ --------- ------------ ------------- ----------------------- ---------

See notes to Condensed Consolidated Financial Statements



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                       2002             2001
                                                                      $'000            $'000
ASSETS                                                          (Unaudited)
Current assets:
Cash and cash equivalents                                             5,066            2,240
Accounts receivable net of allowance for
uncollectibles of $182,000 (2001: $164,000)                          18,699           18,257
Unbilled receivables                                                 12,708           13,920
Inventories                                                           1,266            1,275
Prepaid expenses and other                                            3,723            2,777
Deferred income taxes                                                     -               73
                                                              --------------    -------------
Total current assets                                                 41,462           38,542
                                                              --------------    -------------

Property and equipment: net                                          87,319           90,353
                                                              --------------    -------------

Investments                                                             214              202
Unamortized capital bonds issue costs                                   639              691
Deferred income taxes                                                 4,753            4,176
                                                              --------------    -------------
Total assets                                                        134,387          133,964
                                                              --------------    -------------
                                                              --------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                     10,972            9,899
Accrued payroll and other benefits                                    1,366            2,323
Accrued expenses and other liabilities                                9,065           10,336
Fees invoiced in advance                                             18,225           17,722
Short-term debt                                                         137              158
                                                              --------------    -------------
Total current liabilities                                            39,765           40,438
                                                              --------------    -------------
Long-term debt                                                       84,311           59,302
Related party loans                                                     552           28,821
Other long-term liabilities                                              26              174
Deferred income taxes                                                 9,595            9,953
                                                              --------------    -------------
Total liabilities                                                   134,249          138,688
                                                              --------------    -------------
Commitments and contingencies                                             -                -
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value
Authorized at March 31, 2002, 50,000,000 (2001, 50,000,000)
Issued and outstanding at March 31, 2002, 11,055,539 (2001,
5,870,305)                                                              105               59
Non-Voting Common Stock, $0.01 par value
Authorized at March 31, 2002, 5,000,000
(2001, 5,000,000)
Issued and oustanding at March 31, 2002, 900,000 (2001, 0)                9                -
Preferred Stock, $0.01 par value
Authorized at March 31, 2002 5,000,000 (2001, 5,000,000)
Issued and outstanding at March 31 2002, 0 (2001, 0)                      -                -
Paid in capital                                                      74,279           66,035
Foreign currency translation adjustments                            (4,482)          (4,360)
Accumulated deficit                                                (69,773)         (66,458)
                                                              --------------    -------------
Total shareholders' equity /(deficit)                                   138          (4,724)
                                                              --------------    -------------
Total liabilities and shareholders' equity /(deficit)               134,387          133,964
                                                              --------------    -------------

See notes to Condensed Consolidated Financial Statements


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                       Three months ended March 31
                                                                     2002          2001
                                                                    $'000         $'000
Cash flows from operating activities:
Net loss                                                          (3,315)       (4,336)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                       1,897         2,176
Foreign exchange transaction loss on Capital Bonds                  1,068         2,492
Deferred income taxes                                               (742)       (1,770)
Provision for losses on accounts receivable                            22            22
Amortization of warrants                                               39             -
Amortization of Capital Bonds issue costs                              37            39

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables
and prepaid expenses                                                (953)         1,455

Inventories                                                          (19)         (312)
Accounts payable, accrued expenses and other liabilities            (814)           106
Fees invoiced in advance                                              887           611
                                                             -------------  ------------
Net cash (used)/generated by operating activities                 (1,893)           483
                                                             -------------  ------------

Cash flows from investing activities:
Purchase of property and equipment                                  (810)       (1,049)
                                                             -------------  ------------
Net cash used in investing activities                               (810)       (1,049)
                                                             -------------  ------------

Cash flows from financing activities:
Proceeds from issue of Voting Common Stock                          4,399            84
Proceeds from issue of Non Voting Common Stock                      1,500             -
Proceeds from long-term borrowings                                      -           730
Repayment of long-term borrowings                                       -          (59)
Repayments of short term borrowings                                  (83)             -
                                                             -------------  ------------
Net cash generated from financing activities                        5,816           755
                                                             -------------  ------------

Effect of exchange rate changes on cash and
cash equivalents                                                    (287)         (536)
                                                             -------------  ------------
Increase/(decrease) in cash and cash equivalents                    2,826         (347)
Cash and cash equivalents at beginning of year                      2,240         3,286
                                                             -------------  ------------
Cash and cash equivalents at end of period                          5,066         2,939
                                                             -------------  ------------
Supplementary disclosures

Non cash transactions:

Equity issued in exchange for debt conversion                       2,400             -
Equity issued in exchange for promissory notes                        825             -
                                                             -------------  ------------
                                                                    3,225             -
                                                             -------------  ------------

Interest paid in the quarter                                        2,406         1,994
                                                             -------------  ------------


See notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.       THE COMPANY AND ITS OPERATIONS

Business

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a leading Contract Research Organization, offering world-wide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

Organization

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Huntingdon Life Sciences Group plc (Huntingdon). The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. The Company completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

Under accounting principles generally accepted in the United States ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer is accounted for as a 'reverse acquisition' for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) are carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. In these financial statements, Huntingdon is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Huntingdon's financial position and results of operations. The equity of LSR is the historical equity of Huntingdon, retroactively restated to reflect the number of shares issued in the Exchange Offer.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the period from July 19, 2001 (date of inception) to December 31, 2001 and of Huntingdon for the years ended December 31, 2001, 2000, and 1999 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K.

Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

3.       CONTINGENCIES

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

4.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating loss by segments for the three month periods ended March 31, 2002 and March 31, 2001 is as follows:

                             Three months ended March 31
                                 2002               2001
                                $'000              $'000
Net revenues
                UK             20,584             16,675
                US              5,551              6,014
                           -----------       ------------
                               26,135             22,689
                           -----------       ------------

Operating profit/(loss) before other operating expenses
                UK                682             (2,361)
                US              (495)                 129
                          ------------       -------------
                                  187             (2,232)
                          ------------       -------------

Other operating expenses
                UK                   -               (174)
                US             (1,517)                   -
                          -------------      --------------
                               (1,517)               (174)
                          -------------      --------------

Operating loss
                UK                682               (2,535)
                US            (2,012)                   129
                         -------------       ---------------
                              (1,330)               (2,406)
                         -------------       ---------------

5.       REFINANCING

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million).

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared with three months ended March 31, 2001.

Net revenues for the three months ended March 31, 2002 were $26.1 million, an increase of 15% on net revenues of $22.7 million for the three months ended March 31, 2001. Excluding the effect of exchange rate movements, the increase was 16.7%. UK net revenues increased by 23%, at constant exchange rates the increase was 26%. This reflected the growth in orders, orders in the UK for the three months ended March 31, 2002 were 40% up on the same period last year. In the US, net revenues reduced by 8% reflecting a reduction in revenues derived from the analysis of samples from clinical trials. Orders in the US for the three months ended March 31, 2002 though were 57% up on the same period last year due to the strength of the US toxicology business.

Cost of sales for the three months ended March 31, 2002 were $21.6 million, an increase of 3.3% on cost of sales of $20.9 million for the three months ended March 31, 2001. Excluding the effects of exchange rate movements, the increase was 4.9%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as the business is characterized by a high level of fixed costs. UK cost of sales increased by 4%, at constant exchange rates the increase was 6%, reflecting the increase in net revenues. US cost of sales remained constant, as a result of the fixed costs element of cost of sales.

Selling and administration expenses rose by 7.4% to $4.3 million for the three months ended March 31, 2002 from $4.0 million in the corresponding period in 2001. Excluding the effects of exchange rate movements, the increase was 8.8%. The increase was due to higher travel costs of $0.1 million, insurance costs of $0.1 million and other miscellaneous costs of $0.1 million. UK selling and administration expenses increased by 8%, at constant exchange rates the increase was 10%. This increase was due to the factors outlined above. US costs increased by 5% mainly as a result of increased labor costs.

Other operating expenses rose from $0.2 million in the three months to March 31, 2001 to $1.5 million in the three months to March 31, 2002. The $1.5 million in 2002 relates to costs incurred in connection with the Exchange Offer discussed in Note 1 to the condensed financial statements and the issue of shares discussed in Note 5 to the condensed financial statements. In 2001 the $0.2 million related to refinancing expenses.

Net interest expense for the three months ended March 31, 2002 was $1.6 million, the same as the net interest expense for the three months ended March 31, 2001.

The unrealized non-cash loss on exchange of $1.1 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the strengthening of the dollar against sterling. In the first quarter of 2001 the dollar also strengthened against sterling resulting in a $2.1 million loss on exchange.

The tax benefit on losses for the three months ended March 31, 2002, was $0.7 million, and represents a tax benefit at a rate of 18.0%. The charge arising from the treatment of exchange gains and losses on the Convertible Capital Bonds reduced this credit by $0.3 million and the Exchange Offer and share issuance costs by a further $0.6 million. These were offset by adjustments to tax losses brought forward which increased this benefit by $0.3 million. The foreign rate differential between the US and the UK accounted for the balance of the difference between the credit of 18% and the US corporate tax rate of 40%. The tax benefit for the three months ended March 31, 2001 was $1.8 million.

The overall net loss for the three months ended March 31, 2002 was $3.3 million compared to $4.3 million for the three months ended March 31, 2001. The reduction in the net loss of $1.0 million is due to a reduction in the operating loss of $1.1 million and lower exchange losses of $1.0 million; offset by a reduction in the income tax benefit of $1.1 million due to the tax treatment of exchange losses on the Convertible Capital Bonds.

Loss per share was 48 cents, compared to 74 cents last year, on the average shares in issue of 6,872,112 (2001, 5,870,305).

2.       LIQUIDITY & CAPITAL RESOURCES

On January 20, 2001, the Company's bank loan of $32.2 million ((pound)22.6 million) was refinanced and it is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group plc and is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc. to another third party effective February 11, 2002 and has been reclassified from related party loans to long-term debt in the condensed consolidated balance sheets.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB 14, the bank loan and warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the bank loan and the warrants were $23,249,000 and $430,000 respectively.

Other finance has been provided by a $2.9 million ((pound)2 million) loan facility made available on September 25, 2000 by a director, Mr Baker, and a $2.8 million ((pound)2 million) facility from the Stephens Group Inc. made available on July 19, 2001 (subsequently transferred to a third party effective February 11, 2002). Both facilities have been fully drawn down. $550,000 of the loan from Mr Baker was transferred to and assumed by Focused Healthcare Partners ("FHP") in March 2001. These loans from Mr Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock, in each case as part of LSR's private placement of approximately
5.1 million shares of Voting Common Stock. As a result of such conversions, approximately $302,000 remains payable to Mr Baker and $250,000 remains payable to FHP. The former Stephens Group Inc. facility is repayable on July 19, 2002, and is secured but it is subordinated to the bank debt. Interest is payable monthly at a rate of 10% per annum.

The Board intends to ask LSR shareholders at the next shareholders' meeting to approve the issuance to FHP of warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2.9 million ((pound)2 million) loan facility made available to the Company on September 25, 2000 by Mr Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the loan and the warrants were $2,660,800 and $250,000 respectively.

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in 2006. These Bonds, totaling $50 million, were issued in 1991 and remain outstanding as at March 31, 2002. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of US$10,000 comprised in a Bond would be 49 (2001-49). The conversion rate is subject to adjustment in certain circumstances.

During the 3 months ended March 31, 2002, funds generated were $2.8 million, increasing cash and cash equivalents from $2.2 million at December 31, 2001 to $5.0 million at March 31, 2002. The funds were generated as follows (in $ millions):

                                                   2002              2001
Operating profit/(loss) before other
operating expense                                   0.2              (2.2)
Depreciation and amortization                       1.9               2.2
Changes in working capital                         (0.1)              2.6
Interest paid                                      (2.4)             (2.0)
Capital expenditure                                (0.8)             (1.0)
Other operating expense                            (1.5)             (0.2)
Loan (repayments)/receipts                         (0.1)              0.7
Shares issued                                       5.9               0.1
Effect of exchange rate changes on cash            (0.3)             (0.5)
                                               --------------    -------------
                                               --------------    -------------
                                                    2.8              (0.3)
                                               --------------    -------------

Net days sales outstanding (DSOs) at March 31, 2002 were 45 days, down from 46 days at December 31, 2001. Since January 1999 DSOs at the quarter end have varied from 26 days to 47 days so they are currently at a relatively high level. Recent experience shows that DSOs have increased during periods of business expansion and fallen during periods of contraction. The impact on liquidity from a one-day change in DSO is approximately $290,000.

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5m).

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes.

3.       EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 11% of total revenues. Management has decided not to hedge against this exposure.

Secondly, exchange rate fluctuations have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars.

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating sterling into US dollars were as follows:

Average  rate for the three  months to March 31,  2002,  $1:(pound)0.7010  (2001
$1:(pound)0.6917);   rate  at  March  31,   2002,   $1:   (pound)0.7027   (2001:
$1:(pound)0.7034). At December 31, 2001 the rate was $1:(pound)0.6871.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by the Company as of March 31, 2002:


                                                       Expected Maturity Date
                                 2002     2003    2004    2005     2006  Thereafter    Total  Fair Value
                                 $000     $000    $000    $000     $000       $000      $000       $000
Cash          - Sterling          248                                                    248        248
              - Euro               50                                                     50         50
Accounts
receivable    - Sterling       12,029                                                 12,029     12,029
              - Euro              802                                                    802        802
Debt          - Sterling                                         35,010               35,010     35,010


4.       INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 3 months ended March 31, 2002 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately $325,000.

5.       COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies, who perform their own safety assessments to contract research organizations like the Company, who provide a full range of services to the industries and niche suppliers focussing on specific services or industries.

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

6.       INDUSTRY CONSOLIDATION

The process of consolidation within the pharmaceutical industry should accelerate the move towards outsourcing work to contract research organizations such as the Company in the longer term as resources are increasingly invested on in-house facilities for discovery and lead optimization, rather than development and regulatory safety evaluation. However, in the short term, there is a negative impact with development pipelines being rationalized and a focus on integration rather than development. This can have a material adverse impact on the Company net revenues and net income.

7.       INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

8.       CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorisation, but prior to the actual commencement of the study).

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

Taxation

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

9.        NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no impact on LSR's results of operations, financial position or cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This Statement is effective for LSR for the first quarter of the fiscal year ended December 31, 2002. As of March 31, 2002 LSR had no goodwill or intangible assets on its balance sheet so the adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived" Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

10.      LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

11.      FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

          Exhibit 99.1 - Press Release, dated May 14, 2002, announcing first quarter earnings results.

(B)       Reports on Form 8-K

          Current  Report on Form 8-K dated  February  12, 2002 with  respect to
          Item 5.

          Current  Report on Form 8-K dated March 28, 2002 with  respect to Item
          5.

          Current  Report on Form 8-K dated March 28, 2002 with  respect to Item
          7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                          LIFE SCIENCES RESEARCH, INC.
                                  (Registrant)


By:      /s/ R. Michaelson

Name:    R Michaelson

Title:   Chief Financial Officer

Date:    May 14, 2002