Form 10-Q
period 2002-06-30
LIFE SCIENCES RESEARCH INC
filed 2002-07-31
CIK 1158833

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 205494


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

            PO BOX 2360, METTLERS ROAD, EAST MILLSTONE, NJ 08875-2360
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649 9961


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes X                     No __



At July 31, 2002:          11,932,338 Voting Common Stock of $0.01 each
--------------------------------------------------------------------------------



TABLE OF CONTENTS

 PART I   FINANCIAL INFORMATION                                                        Page
          Item 1      Financial Statements (Unaudited).
                      Condensed Consolidated Statements of Operations for
                      the three and six months ended June 30, 2002 and
                      2001.
                                                                                          3

                      Condensed Consolidated Balance Sheets at June 30, 2002 and
                      December 31, 2001.                                                  4

                      Condensed Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2002 and 2001.                                5

                      Notes to Condensed Consolidated Financial Statements.               6

          Item 2      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.                                              8

          Item 3      Quantitative and Qualitative Disclosures about Market Risk.        14


 PART II  OTHER INFORMATION
          Item 4       Submission of Matters to a Vote of Security Holders               14
          Item 6       Exhibits and reports on Forms 6-K and 8-K                         15


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                        Three months ended                 Six months ended
                                                              June 30                          June 30
(Dollars in thousands, except per share data)            2002             2001             2002            2001

Net revenues                                             28,590           24,012          54,725           46,701
Cost of revenue                                        (23,120)         (20,454)        (44,766)         (41,369)
                                                                     ------------    ------------
                                                   -------------                                     -------------
Gross profit                                              5,470            3,558           9,959            5,332
Selling and administrative expenses                     (4,324)          (4,178)         (8,626)          (8,184)
Other operating (expense)/income                           (14)              169         (1,531)              (5)
                                                   -------------     ------------    ------------    -------------
Operating income/(loss)                                   1,132            (451)           (198)          (2,857)
Interest income                                              27               36              33               75
Interest expense                                        (1,524)          (1,616)         (3,151)          (3,284)
Other income/(loss)                                       3,255            (346)           2,149          (2,417)
                                                    ------------    ------------   -------------     -------------
Income/(loss) before income taxes                         2,890          (2,377)         (1,167)          (8,483)
Income tax benefit                                           26              705             768            2,475
                                                   ------------    ------------    -------------     -------------
Net income/(loss)                                         2,916          (1,672)           (399)          (6,008)
                                                   -------------     ------------    ------------    -------------
                                                   -------------     ------------    ------------    -------------
Income/(loss) per common share
- Basic                                                    0.24        (0.28)          (0.04)              (1.02)
- Diluted                                                  0.24        (0.28)          (0.04)              (1.02)

Weighted average common shares outstanding
- Basic     (000's)                                      11,932         5,870           9,428               5,867
- Diluted  (000's)                                       12,053         5,870           9,428               5,867


See Notes to Condensed Consolidated Financial Statements



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

(Dollars in thousands)                                           June 30,     December 31,
                                                                   2002             2001
ASSETS
Current assets:
Cash and cash equivalents                                           9,282            2,240
Accounts receivable, net of allowance
    of $58 (2001: $124)                                            20,363           18,257
Unbilled receivables                                               11,262           13,920
Inventories                                                         1,605            1,275
Prepaid expenses and other                                          4,098            2,777
Deferred income taxes                                                   -               73
                                                            --------------    -------------
Total current assets                                               46,610           38,542
                                                            --------------    -------------

Property and equipment, net                                        91,698           90,353
                                                            --------------    -------------

Investments                                                           228              202
Unamortized capital bonds issue costs                                 643              691
Deferred income taxes                                               4.992            4,176
                                                            --------------    -------------
Total assets                                                      144,171          133,964
                                                            --------------    -------------
                                                            --------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                   10,315            9,899
Accrued payroll and other benefits                                  1,486            2,323
Accrued expenses and other liabilities                              9,191           10,336
Fees invoiced in advance                                           22,488           17,722
Short-term borrowings                                                 146              158
                                                            --------------    -------------
Total current liabilities                                          43,626           40,438
                                                            --------------    -------------
Long-term debt                                                     87,015           59,302
Related party loans                                                   552           28,821
Other long-term liabilities                                            26              174
Deferred income taxes                                              10,144            9,953
                                                            --------------    -------------
Total liabilities                                                 141,363          138,688
                                                            --------------    -------------
Commitments and contingencies                                           -                -
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value
Authorized at June 30, 2002, 50,000,000
(December 31, 2001, 50,000,000) Issued
and outstanding at June 30, 2002, 11,032,338
(December31, 2001, 5,870,305)                                         105               59
Non-Voting Common Stock, $0.01 par value
Authorized at June 30, 2002, 5,000,000
(December 31, 2001, 5,000,000)
Issued and oustanding at June 30, 2002, 900,000
(December 31,2001,Nil)                                                  9                -
Preferred Stock, $0.01 par value
Authorized at June 30, 2002 5,000,000
(December 31, 2001, 5,000,000)
Issued and outstanding at June 30 2002, Nil
(December 31, 2001, Nil)                                                -                -
Paid in capital                                                    74,303           66,035
Foreign currency translation adjustments                          (4,752)          (4,360)
Accumulated deficit                                              (66,857)         (66,458)
                                                            --------------    -------------
Total shareholders' equity /(deficit)                               2,808          (4,724)
                                                            --------------    -------------
Total liabilities and shareholders' equity /(deficit)             144,171          133,964
                                                            --------------    -------------


See Notes to Condensed Consolidated Financial Statements



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                         Six months ended June 30
(Dollars in thousands)                                                        2002                  2001

Cash flows from operating activities:
Net loss                                                                     (399)               (6,008)

Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization                                                3,793                 4,184
Foreign exchange transaction (gain)/loss on Capital Bonds                  (2,285)                 3,019
Deferred income taxes                                                        (768)               (2,475)
Provision for losses on accounts receivable                                     29                    44
Amortization of warrants                                                        78                     -
Amortization of Capital Bonds issue costs                                       78                    78

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses                 860                 (764)
Inventories                                                                  (260)                 (259)
Accounts payable, accrued expenses and other liabilities                   (2,670)                 2,770
Fees invoiced in advance                                                     3,769                   786
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided by operating activities                                    2,225                 1,375
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows from investing activities:
Purchase of property and equipment                                         (1,501)               (2,022)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash from investing activities                                         (1,501)               (2,022)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows from financing activities:
Proceeds from issue of Voting Common Stock                                   4,423                    84
Proceeds from issue of Non Voting Common Stock                               1,500                     -
Proceeds from long-term borrowings                                               -                   955
Repayments of short term borrowings                                           (83)                  (53)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash from financing activities                                           5,840                   986
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                   478                 (547)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Increase/(decrease) in cash and cash equivalents                             7,042                 (208)
Cash and cash equivalents at beginning of period                             2,240                 3,286
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                   9,282                 3,078
                                                                   ----------------      ----------------
Supplementary disclosures

Non cash transactions:
Equity issued in exchange for debt conversion                                2,400                     -
Equity issued in exchange for promissory notes                                 801                     -
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Interest paid                                                                2,775                 2,909
                                                                   ----------------      ----------------


See Notes to Condensed Consolidated Financial Statements

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                    Unaudited

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

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the period from July 19, 2001 (date of inception) to December 31, 2001 and of Huntingdon for the years ended December 31, 2001, 2000, and 1999 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the three and six months periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The analysis of the Company's net revenues and operating income/(loss) by segment for the three and six month periods ended June 30, 2002 and June 30, 2001 is as follows:

                                                        Three months ended                 Six months ended
                                                              June 30                          June 30
(Dollars in thousands)                                     2002             2001            2002             2001
Net revenues
                     UK                                  22,126           17,918          42,710           34,593
                     US                                   6,464            6,094          12,015           12,108
                                                   -------------     ------------    ------------    -------------
                                                         28,590           24,012          54,725           46,701
                                                   -------------     ------------    ------------    -------------
Operating income/(loss) before other operating
expenses
                     UK                                     866            (692)           1,596          (3,053)
                     US                                     280               72           (263)              201
                                                   -------------     ------------    ------------    -------------
                                                          1,146            (620)           1,333          (2,852)
                                                   -------------     ------------    ------------    -------------
Other operating (expense)/income
                     UK                                    (14)              169            (14)              (5)
                     US                                       -                -         (1,517)                -
                                                   -------------     ------------    ------------    -------------
                                                           (14)              169         (1,531)              (5)
                                                   -------------     ------------    ------------    -------------
Operating income/(loss)
                     UK                                     852            (523)           1,582          (3,058)
                     US                                     280               72         (1,780)              201
                                                   -------------     ------------    ------------    -------------
                                                          1,132            (451)           (198)          (2,857)
                                                   -------------     ------------    ------------    -------------

4.       REFINANCING

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

5.       CONTINGENCIES

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended June 30, 2002 compared with three months ended June 30, 2001.

Net revenues for the three months ended June 30, 2002 were $28.6 million, an increase of 19% on net revenues of $24.0 million for the three months ended June 30, 2001. Excluding the effect of exchange rate movements, the increase was 18%. UK net revenues increased by 23%, at constant exchange rates the increase was 22%. This reflected the continued growth in orders, particularly in toxicology. In the US, net revenues increased by 6%. Orders in the US for the three months ended June 30, 2002 though were 24% up on the same period last year also due to the strength of the toxicology business.

Cost of sales for the three months ended June 30, 2002 were $23.1 million, an increase of 13% on cost of sales of $20.5 million for the three months ended June 30, 2001. Excluding the effects of exchange rate movements, the increase was 12%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as the business is characterized by a high level of fixed costs. UK cost of sales increased by 14%, at constant exchange rates the increase was 12%, reflecting the increase in volumes. US cost of sales increased by 9%, also as a result of the increase in volumes.

Selling and administration expenses rose by 3% to $4.3 million for the three months ended June 30, 2002 from $4.2 million in the corresponding period in 2001. Excluding the effects of exchange rate movements, the increase was 2%. The increase was due to higher labor costs of $0.2 million, higher travel costs of $0.1 million, offset by lower miscellaneous costs of $0.2 million. UK selling and administration expenses increased by 13%, at constant exchange rates the increase was 11%. This increase was due to the factors outlined above. US costs decreased by 22% mainly due to lower depreciation $0.1 million and lower insurance $0.1 million.

Other operating expense in the three months to June 30, 2002 was $14 thousand and comprised refinancing costs. This compared to other operating income in the three months to June 30, 2001 of $169 thousand which comprised a reversal of the refinancing costs charged in the first quarter.

Net interest expense for the three months ended June 30, 2002 was $1.5 million, $0.1 million lower than the net interest expense for the three months ended June 30, 2001, due to lower interest rates.

The unrealized non-cash gain on exchange of $3.3 million arose on net liabilities at our UK subsidiary denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of the dollar against sterling. In the second quarter of 2001, the dollar strengthened against sterling resulting in a $0.3 million loss on exchange.

The tax benefit on profits for the three months ended June 30, 2002, was $26 thousand, and represents a tax benefit at a rate of 1%. The charge arising from the treatment of exchange gains and losses on the Convertible Capital Bonds increased this credit by $1.0 million, while the adjustments to tax losses brought forward reduced the benefit by $0.1 million. The foreign rate differential between the US and the UK accounted for the balance of the difference between the credit of 1% and the US corporate tax rate of 40% of $0.3 million. The tax benefit for the three months ended June 30, 2001 was $0.7 million.

The overall net income for the three months ended June 30, 2002 was $2.9 million compared to a net loss of $1.7 million for the three months ended June 30, 2001. The reduction in the net loss of $4.6 million is due to a reduction in the operating loss of $1.6 million and exchange gains compared to exchange losses of $3.6 million; offset by a reduction in the income tax benefit of $0.6 million.

Income per share was 24 cents, compared to a loss per share of 28 cents last year, on the weighted average common shares outstanding of 11,932,338 (2001, 5,870,205).


b) Six months ended June 30, 2002 compared with the six months ended June 30, 2002.

Net revenues for the six months ended June 30, 2002 were $54.7 million, an increase of 17% on net revenues of $46.7 million for the six months ended June 30, 2001. The effect of exchange rate movements was minimal. UK net revenues increased by 23%. This reflected the growth in orders, orders in the UK for the six months ended June 30, 2002 were 18% over the same period last year. The growth was particularly strong in toxicology. In the US, net revenues reduced by 1% reflecting a reduction in revenues derived from the analysis of samples from clinical trials in the first quarter. Orders in the US for the six months ended June 30, 2002 though were 38% up on the same period last year also due to the strength of the toxicology business.

Cost of sales for the six months ended June 30, 2002 were $44.8 million, an increase of 8% on cost of sales of $41.4 million for the six months ended June 30, 2001. The effects of exchange rate movements were minimal. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as the business is characterized by a high level of fixed costs. UK cost of sales increased by 10% reflecting the increase in volumes. US cost of sales increased by 2% as a result of inflationary increase in the fixed cost element of cost of sales.

Selling and administration expenses rose by 5% to $8.6 million for the six months ended June 30, 2002 from $8.2 million in the corresponding period in 2001. The increase was due to higher labor costs $0.3 million, higher travel costs of $0.2 million, and partially offset by lower other miscellaneous costs of $0.1 million. UK selling and administration expenses increased by 5%. This increase was due to the factors outlined above. US costs increased by 7% also due to the factors outlined above.

Other operating expenses rose from $5 thousand in the six months to June 30, 2001 to $1.5 million in the six months to June 30, 2002. The $1.5 million in 2002 relates to costs incurred in connection with the Exchange Offer discussed in Note 1 to the condensed financial statements and the issue of shares discussed in Note 4 to the condensed financial statements. In 2001, the $5 thousand related to refinancing expenses.

Net interest expense for the six months ended June 30, 2002 was $3.1 million, $0.1 million lower than the net interest expense for the six months ended June 30, 2001, due to lower interest rates.

The unrealized non-cash gain on exchange of $2.1 million arose on net liabilities at our UK subsidiary denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of the dollar against sterling. In the same period of 2001, the dollar strengthened against sterling resulting in a $2.4 million loss on exchange.

The tax benefit on losses for the six months ended June 30, 2002, was $0.8 million, and represents a tax benefit at a rate of 66%. The charge arising from the treatment of exchange gains and losses on the Convertible Capital Bonds increased this credit by $0.7 million while the Exchange Offer and share issuance costs reduced it by $0.5 million. In addition, adjustments to tax losses brought forward increased this benefit by $0.2 million. The foreign rate differential between the US and the UK accounted for the balance of the difference between the credit of 66% and the US corporate tax rate of 40% of $0.1 million. The tax benefit for the six months ended June 30, 2001 was $2.5 million.

The overall net loss for the six months ended June 30, 2002 was $0.4 million compared to $6.0 million for the six months ended June 30, 2001. The reduction in the net loss of $5.6 million is due to a reduction in the operating loss of $2.7 million and exchange gains compared to exchange losses of $4.6 million; offset by a reduction in the income tax benefit of $1.7 million.

Loss per share was $0.04, compared to $1.02 last year, on the weighted average common shares outstanding of 9,427,868 (2001, 5,866,637).

2.       LIQUIDITY & CAPITAL RESOURCES

On January 20, 2001, the Company's bank loan of $32.9 million was refinanced and it is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life
Sciences Group plc and is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc. to another third party effective February 11, 2002 and has been reclassified from related party loans to long-term debt in the condensed consolidated balance sheets.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the bank loan and warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the bank loan and the warrants were $23,249,000 and $430,000 respectively.

Other finance has been provided by a $2.9 million loan facility made available on September 25, 2000 by a director, Mr Baker, and a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt is held by a third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr Baker was transferred to and assumed by Focused Healthcare Partners ("FHP") in March 2001. These loans from Mr Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock, in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, approximately $302,000 remains payable to Mr Baker and $250,000 remains payable to FHP. The former Stephens Group Inc. facility was repayable on July 19, 2002, and is secured but as it is subordinated to the bank debt has not been repaid. Interest is payable monthly at a rate of 10% per annum.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the loan and the warrants were $2,660,800 and $250,000 respectively.

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in 2006. These bonds, totaling $50 million, were issued in 1991 and remain outstanding as at March 31, 2002. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

During the six months ended June 30, 2002, funds generated were $7.0 million, increasing cash and cash equivalents from $2.2 million at December 31, 2001 to $9.2 million at June 30, 2002. The funds were generated as follows (Dollars in millions):

                                                          2002          2001

Operating profit/(loss) before other operating expense     1.3          (2.9)
Depreciation and amortization                              3.8           4.2
Changes in working capital                                 1.4           2.9
Interest paid                                             (2.8)         (2.9)
Capital expenditure                                       (1.5)         (2.0)
Other operating expense                                   (1.5)           -
Loan (repayments)/receipts                                (0.1)          0.9
Shares issued                                              5.9           0.1
Effect of exchange rate changes on cash                    0.5          (0.5)
                                                        ------------  ---------
                                                           7.0          (0.2)
                                                        ------------  ---------

Net days sales outstanding ("DSOs") at June 30, 2002 were 31 days, down from 46 days at December 31, 2001. Since January 1999, DSOs at the quarter end have varied from 26 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $290,000.

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5million).

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

4.        NEW ACCOUNTING STANDARDS

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

5.       LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

6.       FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's Registration Statement on Form S-1, dated July 12, 2002, and Form 10-K for the year ended December 31, 2001, each as filed with the Securities and Exchange Commission.


ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's $33 million credit facility is sterling denominated and is not subject to transaction exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.83% per annum for the six months ended June 30, 2002. At June 30, 2002 this credit facility was fully drawn down.

In the six months to June 30, 2002, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $164,000.

For the six months ended June 30, 2002, approximately 67% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures. The Company's $50 million principal amount of Convertible Capital Bonds are US dollar denominated, but are held by a non-US subsidiary of the Company. The Company experiences exchange-related gains and losses with respect to these bonds and does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II  OTHER INFORMATION


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 11, 2002, the Company's stockholders voted upon the following proposals:

Election of Directors

Andrew Baker               For:             7,304,846
                           Against:         131,942
                           Abstain:         133,607

Gabor Balthazar            For:             7,428,452
                           Against:         8,335
                           Abstain:         0

John Caldwell              For:             7,428,452
                           Against:         8,335
                           Abstain:         0

Brian Cass                 For:             7,428,445
                           Against:         8,342
                           Abstain:         7

Kirby Cramer               For:             7,428,452
                           Against:         8,335
                           Abstain:         0

Grant of Warrants to Focused Healthcare Partners LLC

For:              6,081,787
Against:          23,587
Abstain:          211,271

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

          Exhibit 99.1 - Press Release, dated July 31, 2002, announcing second quarter earnings results.

(B)       Reports on Form 8-K

          Current Report on Form 8-K dated June 17, 2002 with respect to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                          LIFE SCIENCES RESEARCH, INC.
                                  (Registrant)



By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   Chief Financial Officer
Date:    July 31, 2002