Form 10-Q/A
period 2002-06-30
LIFE SCIENCES RESEARCH INC
filed 2002-08-15
CIK 1158833

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1



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




                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.2 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (A)      Exhibits.

         99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (B)      Reports on Form 8-K.

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


                          LIFE SCIENCES RESEARCH, INC.
                                  (Registrant)


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   Chief Financial Officer

Date:    August 14, 2002


--------------------------------------------------------------------------------


                                  EXHIBIT INDEX


Exhibit
No.      Title

99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 99.2

                                  Certification

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Life Sciences Research, Inc., a Maryland corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

         The Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13 (a) and 15 (d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:   August 14, 2002           /s/  Andrew H. Baker
         -----------------------        ----------------------------------------
                                        Andrew H. Baker
                                        Chairman and Chief Executive Officer


Dated:   August 14, 2002           /s/  Richard Michaelson
         -----------------------        ----------------------------------------
                                        Richard Michaelson
                                        Chief Financial Officer


         The  foregoing  certification  is being  furnished  solely  pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.