Form 10-Q
period 2002-09-30
LIFE SCIENCES RESEARCH INC
filed 2002-11-01
CIK 1158833

LIFE SCIENCES RESEARCH, IN. AND SUBSIDIARIES

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                         Yes X                     No __


--------------------------------------------------------------------------------


At October 31, 2002:                11,932,338 Voting Common Stock of $0.01 each

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                               TABLE OF CONTENTS


 PART I    FINANCIAL INFORMATION                                                        Page
     Item 1      Financial Statements (Unaudited).
                 Condensed Consolidated Statements of Operations for the three and
                 nine months ended September 30, 2002 and 2001.                           3

                 Condensed Consolidated Balance Sheets at September 30, 2002 and
                 December 31, 2001.                                                       4

                 Condensed Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2002 and 2001.                                5

                 Notes to Condensed Consolidated Financial Statements.                    6

     Item 2      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.                                                   8

     Item 3      Quantitative and Qualitative Disclosures about Market Risk.             15

     Item 4      Controls & Procedures                                                   15

 PART II   OTHER INFORMATION

     Item 6       Exhibits and reports on Form 8-K                                       16


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                        Three months ended                Nine months ended
                                                           September 30                      September 30
(Dollars in thousands, except per share data)              2002             2001            2002             2001


Net revenues                                           $ 29,951         $ 25,707        $ 84,676         $ 72,408
Cost of revenue                                        (24,122)         (21,648)        (68,887)         (63,017)
                                                   ------------    ------------      ------------    -------------
Gross profit                                              5,829            4,059          15,789            9,391
Selling, general and administrative expenses            (4,538)          (3,786)        (13,165)         (11,970)
                                                   -------------     ------------    ------------    -------------
Operating income/(loss)                                   1,291              273           2,624          (2,579)
Interest income                                              20               14              53               89
Interest expense                                        (1,522)          (1,621)         (4,672)          (4,905)
Foreign exchange transaction gain/(loss) on
capital bonds                                             1,573            2,164           3,858            (815)
Other (expense)/income                                      174          (1,078)         (1,494)            (521)
                                                   ------------     ------------     -------------   -------------
Income/(loss) before income taxes                         1,536            (248)             369          (8,731)
Income tax (expense)/ benefit                              (34)              300             734            2,775
                                                    ------------    ------------     -------------   -------------
Net income/(loss)                                      $  1,502           $   52        $  1,103        $ (5,956)
                                                   -------------     ------------    ------------    -------------
                                                   -------------     ------------    ------------    -------------
Income/(loss) per common share
- Basic                                                    0.13             0.09            0.11           (1.02)
- Diluted                                                  0.12             0.09            0.10           (1.02)

Weighted average common shares outstanding
- Basic     (000's)                                      11,932            5,870          10,256            5,868
- Diluted  (000's)                                       12,224            5,870          10,642            5,868


See Notes to Condensed Consolidated Financial Statements


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

(Dollars in thousands)                                        September  30,           December 31,
                                                                        2002                   2001
ASSETS
Current assets:
Cash and cash equivalents                                         $    7,376             $    2,240
Accounts receivable, net of allowance of $62 and $150 in
    2002 and 2001 respectively                                        21,361                 18,257
Unbilled receivables                                                   9,628                 13,920
Inventories                                                            1,358                  1,275
Prepaid expenses and other current assets                              4,437                  2,777
Deferred income taxes                                                      -                     73
                                                             ----------------       ----------------
Total current assets                                                  44,160                 38,542
                                                             ----------------       ----------------

Property and equipment, net                                           93,217                 90,353
                                                             ----------------       ----------------

Investments                                                              236                    202
Unamortized capital bonds issue costs                                    621                    691
Deferred income taxes                                                  5,004                  4,176
                                                             ----------------       ----------------
Total assets                                                      $  143,238             $  133,964
                                                             ----------------       ----------------
                                                             ----------------       ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                   $   8,928             $    9,899
Accrued payroll and other benefits                                     1,512                  2,323
Accrued expenses and other liabilities                                 7,278                 10,336
Fees invoiced in advance                                              23,755                 17,722
Short-term debt                                                        1,723                    158
                                                              ---------------       ----------------
Total current liabilities                                             43,196                 40,438
                                                              ---------------       ----------------
Long-term debt                                                        85,151                 59,302
Related party loans                                                      552                 28,821
Other long-term liabilities                                                -                    174
Deferred income taxes                                                 10,310                  9,953
                                                              ---------------       ----------------
Total liabilities                                                    139,209                138,688
                                                              ---------------       ----------------
Commitments and contingencies                                              -                      -
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value
Authorized 50,000,000
Issued and outstanding at September 30, 2002: 11,932,338
(December 31, 2001: 5,870,305)                                           114                     59
Non-Voting Common Stock, $0.01 par value
Authorized 5,000,000
Issued and oustanding: None                                                -                      -
Preferred Stock, $0.01 par value
Authorized at 5,000,000
Issued and outstanding: None                                               -                      -
Paid in capital                                                       74,312                 66,035
Foreign currency translation adjustments                             (5,042)                (4,360)
Accumulated deficit                                                 (65,355)               (66,458)
                                                              ---------------       ----------------
Total shareholders' equity /(deficit)                                  4,029                (4,724)
                                                              ---------------       ----------------
Total liabilities and shareholders' equity /(deficit)             $  143,238             $  133,964
                                                              ---------------       ----------------


See Notes to Condensed Consolidated Financial Statements



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                      Nine months ended September 30
(Dollars in thousands)                                                        2002                  2001
Cash flows from operating activities:
Net income/(loss)                                                        $   1,103            $  (5,956)

Adjustments to reconcile net income/(loss)
to net cash provided by/(used in) operating activities:
Depreciation and amortization                                                5,992                 6,298
Foreign exchange transaction (gain)/loss on Capital Bonds                  (3,858)                   815
Deferred income taxes                                                        (755)               (2,775)
Provision for losses on accounts receivable                                     32                    64
Amortization of warrants                                                       117                     -
Amortization of Capital Bonds issue costs                                      120                   118

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses               2,271               (4,573)
Inventories                                                                     35                 (247)
Accounts payable, accrued expenses and other liabilities                   (6,597)                 2,732
Fees invoiced in advance                                                     4,300                   963
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided by/(used in) operating activities                          2,760               (2,561)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows used in investing activities:
Purchase of property and equipment                                         (2,632)               (2,493)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided used in investing activities                             (2,632)               (2,493)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                   4,432                    84
Proceeds from issue of Non Voting Common Stock                               1,500                     -
Proceeds from long-term borrowings                                               -                 4,321
Repayments of short term borrowings                                        (1,678)                  (53)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided by financing activities                                    4,254                 4,352
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                   754                   449
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Increase/(decrease) in cash and cash equivalents                             5,136                 (253)
Cash and cash equivalents at beginning of period                             2,240                 3,286
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                               $   7,376             $   3,033
                                                                   ----------------      ----------------

Supplementary disclosures

Non cash transactions:
Equity issued in exchange for debt conversion                            $   2,400              $      -
Equity issued in exchange for promissory notes                           $     792              $      -

                                                                         $   4,659
Interest paid                                                                                   $  5,017



See Notes to Condensed Consolidated Financial Statements

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                    Unaudited

1.       THE COMPANY AND ITS OPERATIONS

Business

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global Contract Research Organization, offering world-wide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

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

Under accounting principles generally accepted in the United States ("US GAAP"), the Company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer is accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) are carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. In these financial statements, Huntingdon is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Huntingdon's financial position and results of operations. The equity of LSR is the historical equity of Huntingdon, retroactively restated to reflect the number of shares issued in the Exchange Offer.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the period from July 19, 2001 (date of inception) to December 31, 2001 and of Huntingdon for the years ended December 31, 2001, 2000, and 1999 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnotes disclosures related thereto normally included in the financial statements prepared in accordance with the US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income/(loss) by segment for the three and nine month periods ended September 30, 2002 and September 30, 2001 is as follows:


                                   Three months ended                Nine months ended
                                      September 30                      September 30
(Dollars in thousands)                2002             2001            2002             2001
Net revenues
                     UK          $  23,314         $ 19,934        $ 66,024        $  54,527
                     US              6,637            5,773          18,652           17,881
                              -------------     ------------    ------------    -------------
                              -------------     ------------    ------------    -------------
                                 $  29,951         $ 25,707        $ 84,676        $  72,408
                              =============     ============    ============    =============
Operating income/(loss)
                     UK          $     945         $    642        $  2,566        $ (2,411)
                     US                346            (369)              58            (168)
                              -------------     ------------    ------------    -------------
                              -------------     ------------    ------------    -------------
                                 $   1,291         $    273        $  2,624        $ (2,579)
                              =============     ============    ============    =============

4.       REFINANCING

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      RESULTS OF OPERATIONS

a) Three months ended September 30, 2002 compared with three months ended September 30, 2001.

Net revenues for the three months ended September 30, 2002 were $30.0 million, an increase of 16.5% on net revenues of $25.7 million for the three months ended September 30, 2001. Excluding the effect of exchange rate movements, the increase was 10.6%. UK net revenues increased by 17%, at constant exchange rates the increase was 10.1%. In the US, net revenues increased by 15.0%. These both reflect the continued growth in orders, particularly in the volume of toxicology orders. Orders for the three months ended September 30, 2002 were 12.5% up on the same period last year at constant exchange rates, with the UK up 16% and the US at the same level.

Cost of revenue for the three months ended September 30, 2002 were $24.1 million, an increase of 11.4% on cost of revenue of $21.6 million for the three months ended September 30, 2001. Excluding the effects of exchange rate movements, the increase was 5.8%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as the business is characterized generally by a high level of fixed costs. UK cost of revenue increased by 14.8%, at constant exchange rates the increase was 11.4%, reflecting the increase in volumes, mainly due to labor cost increases. US cost of revenue increased by 0.6%, also as a result of the increase in volumes, mainly due to labor cost increases offset by lower subcontract costs.

Selling, general and administrative expenses (S G & A) rose by 19.9% to $4.5 million for the three months ended September 30, 2002 from $3.8 million in the corresponding period in 2001. Excluding the effects of exchange rate movements, the increase was 14.1%. The increase was due to higher labor costs of $0.2 million, higher depreciation charge of $0.1 million, and higher insurance costs of $0.2 million. UK S G & A increased by 22.6%, at constant exchange rates the increase was 15.8%. This increase was due to the factors outlined above. US costs increased by 12.0% mainly due to higher labor costs of $0.1 million.

Net interest expense for the three months ended September 30, 2002 was $1.5 million, $0.1 million lower than the net interest expense for the three months ended September 30, 2001, due to lower interest rates and lower borrowings.

The unrealized foreign exchange transaction gains on exchange of $1.6 million arose on the Convertible Capital Bonds of $50 million with the weakening of the dollar against sterling. In the third quarter of 2001, the dollar also weakened against sterling resulting in a $2.2 million gain on exchange.

Other income in the three months to September 30, 2002 of $0.2 million relates to a reduction in merger/offer costs. In the three months to September 30, 2001, other expense of $1.1 million also relates to merger/offer costs together with other exchange losses.

The tax charge on profits for the three months ended September 30, 2002, was $0.03 million. The exchange gains and losses on the Convertible Capital Bonds are non-taxable and thus reduced the expense by $0.6 million. The tax benefit for the three months ended September 30, 2001 was $0.3 million.

Net operating losses for tax purposes carried forward at September 30, 2002 were $102.9 million, of which $58.2 million is for trading losses and $44.7 million is for capital losses.

The overall net income for the three months ended September 30, 2002 was $1.5 million compared to a $0.1 million for the three months ended September 30, 2001. The improvement in the net income of $1.4 million is due to an increase in the operating income of $1.0 million and a reduction in merger/offer costs of $1.2m offset by a reduction in foreign exchange transaction gains of $0.5 million.

Basic income per common share was 13 cents, compared to 9 cents last year.

b) Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001.

Net revenues for the nine months ended September 30, 2002 were $84.7 million, an increase of 16.9% on net revenues of $72.4 million for the nine months ended September 30, 2001. Excluding the effect of exchange rate the increase was 15.1%. UK net revenues increased by 21.1% (19.0% excluding the effect of exchange rate movements). The growth was particularly strong in toxicology. In the US, net revenues increased by 4.3% reflecting an improvement in the volume of toxicology orders. Orders for the nine months to September 30, 2002 were 18.6% above the same period last year at constant exchange rates, with the UK up 17% and the US up 25%.

Cost of revenue for the nine months ended September 30, 2002 were $68.9 million, an increase of 9.3% on cost of revenue of $63.0 million for the nine months ended September 30, 2001. Excluding the effects of exchange rate movements, the increase was 7.6%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as the business is characterized generally by a high level of fixed costs. UK cost of revenue increased by 11.7% reflecting the increase in volumes (9.6% excluding the effect of exchange rate movements) with increases in labor, subcontract and material costs. US cost of revenue increased by 1.7% as a result of inflationary increase in the fixed cost element of cost of revenues and higher labor costs.

S G & A rose by 10.0% to $13.2 million for the nine months ended September 30, 2002 from $12.0 million in the corresponding period in 2001. Excluding the effects of exchange rate movements the increase was 8.3%. The net increase was due to higher labor costs of $0.6 million, higher travel costs of $0.2 million, higher insurance costs of $0.3 million, and partially offset by lower other miscellaneous costs of $0.1 million. UK S G & A increased by 10.9% (8.8% excluding the effect of exchange rate movements). This increase was due to the factors outlined above. US costs increased by 9.7% also due to the factors outlined above.

Net interest expense for the nine months ended September 30, 2002 was $4.7 million, $0.2 million lower than the net interest expense for the nine months ended September 30, 2001, due to lower interest rates and lower borrowings.

The unrealized foreign exchange transaction gains of $3.9 million arose on net liabilities as the Company's UK subsidiary denominated in US dollars (primarily the Convertible Capital Bonds of $50 million), due to the weakening of the dollar against sterling. In the same period of 2001, the dollar strengthened against sterling resulting in a $0.8 million loss on exchange.

Other expenses rose from $0.5 million in the nine months to September 30, 2001 to $1.5 million in the nine months to September 30, 2002. These costs were incurred in connection with the Exchange Offer discussed in Note 1 to the condensed financial statements and the issue of shares discussed in Note 4 to the condensed financial statements, together with other exchange gains.

The tax benefit for the nine months ended September 30, 2002, was $0.7 million. The exchange gains and losses on the Convertible Capital Bonds are non-taxable and thus increased this benefit by $1.1 million while the Exchange Offer and share issuance costs are also non-taxable and thus reduced it by $0.4 million. In addition, adjustments to tax losses brought forward reduced this benefit by $0.2 million. The foreign rate differential between the US and the UK accounted for the balance of the difference of $0.1 million. The tax benefit for the nine months ended September 30, 2001 was $2.8 million.

Net operating losses for tax purposes carried forward at September 30, 2002 were $102.9 million, of which $58.2 million is for trading losses and $44.7 million is for capital losses.

The overall net income for the nine months ended September 30, 2002 was $1.1 million compared to a net loss of $6.0 million for the nine months ended September 30, 2001. The reduction in the net loss of $7.1 million is due to a reduction in the operating loss of $5.2 million, a reduction in interest of $0.2 million, and an increase in exchange gains of $4.7 million; offset by an increase in other expenses of $1.0 million and a reduction in the income tax benefit of $2.0 million.

Income per share was 11 cents,  compared to a loss per share of $1.02 last year,
on  the  weighted  average  common  shares   outstanding  of  10,256,483  (2001,
5,867,826).

2.       LIQUIDITY & CAPITAL RESOURCES

On January 20, 2001, the Company's UK pound sterling denominated bank loan of $32.9 million was refinanced. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group plc and is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc. to another third party effective February 11, 2002 and has been reclassified from related party loans to long-term debt in the condensed consolidated balance sheets.

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

Other financing has been provided by a $2.9 million loan facility made available on September 25, 2000 by a director, Mr Baker, and a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt is held by a third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by Focused Healthcare Partners ("FHP") in March 2001. These loans from Mr. Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock, in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, approximately $302,000 remains payable to Mr. Baker and $250,000 remains payable to FHP. The former Stephens Group Inc. secured facility is subordinated to the bank loan. Interest is payable monthly at a rate of 10% per annum. With the consent of the bank lender, one half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

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

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in 2006. These bonds, totaling $50 million, were issued in 1991 and remain outstanding as at September 30, 2002. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

During the nine months ended September 30, 2002, funds generated were $5.1 million, increasing cash and cash equivalents from $2.2 million at December 31, 2001 to $7.4 million at September 30, 2002.

Net days sales outstanding ("DSOs") at September 30, 2002 were 32 days, down from 46 days at December 31, 2001. Since January 1999, DSOs at the quarter end have varied from 26 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $290,000.

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes.

3.       SIGNIFICANT ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts which generally range in duration from a few months to two years. Based on the nature of the study, revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorisation, but prior to the actual commencement of the study).

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates.

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

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive loss account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating US dollars into sterling were as follows:

              At December 31     At September 30    9 months to September 30
                                                        Average rate (1)
    2000          0.6694              0.6760                 0.6520
    2001          0.6871              0.6800                 0.6950
    2002             -                0.6300                 0.6710

(1) Based on the average of the exchange rates on the last day of each month during the period.

On October 24, 2002 the noon buying rate for sterling was $1.00 = (pound)0.6439.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2002:

                                                            Expected Maturity Date
                                      2002    2003    2004   2005     2006  Thereafter    Total  Fair Value
(Amounts in thousands)
Cash              - Pound Sterling   2,343                                                 2,343      2,343
                  - Euro                80                                                    80         80
Accounts
receivable        - Pound Sterling  15,302                                                15,302     15,302
                  - Euro             1,060                                                 1,060      1,060
Debt              - Pound Sterling                                 (37,091)             (37,091)   (37,091)


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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This Statement was effective for LSR for the first quarter of the fiscal year ended December 31, 2002. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement is effective for financial statements issued for fiscal years beginning on or after June 15, 2002. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. LSR does not believe that the adoption of this statement will have a material impact on LSR's results of operations, financial position or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this statement did not have a material impact on its results of operations, financial position or cash flows.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's $32.9 million credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.83% per annum for the nine months ended September 30, 2002. At September 30, 2002 this credit facility was fully drawn down.

In the nine months to September 30, 2002, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $164,000.

For the nine months ended September 30, 2002, approximately 67% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures. The Company's $50 million principal amount of Convertible Capital Bonds are US dollar denominated, but are held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4       CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         Exhibit 99.1 - Press Release, dated November 1, 2002, announcing third quarter earnings results.

         Exhibit 99.2 - Sarbanes-Oxley Certification.

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                          LIFE SCIENCES RESEARCH, INC.
                                  (Registrant)

By:
Name:    Richard Michaelson
Title:   Chief Financial Officer
Date:    November 1, 2002



CEO Certification

I, Andrew Baker, as Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Life Sciences Research, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report,

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report,

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:    November 1, 2002          /s/      Andrew H Baker
                                                 ------------------------
                                                 Andrew H Baker
                                                 Chief Executive Officer




CFO Certification

I, Richard Michaelson, as Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Life Sciences Research, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report,

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report,

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:    November 1, 2002          /s/      Richard Michaelson
                                                 -------------------------
                                                 Richard Michaelson
                                                 Chief Financial Officer