Form 10-K
period 2002-12-31
LIFE SCIENCES RESEARCH INC
filed 2003-03-28
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

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

            PO BOX 2360, METTLERS ROAD, EAST MILLSTONE, NJ 08875-2360
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649-9961
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

-----------------------------       --------------------------------------------
  TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH
                                                   REGISTERED
Voting Common Stock $0.01 par value                   OTCBB


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act)

                  Yes _                     No X


The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant at March 18, 2003 was approximately $20,104,399 based on a per share price of $2.20, the closing market price of the Voting Common Stock on the OTCBB.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

        11,932,338 Voting Common Stock of $0.01 each as at March 18, 2003

TABLE OF CONTENTS

ITEM                                                                                               PAGE

                                     PART I

1.       Business ........................................................................           3

2.       Properties ......................................................................          11

3.       Legal Proceedings ...............................................................          11

4.       Submission of Matters to a Vote of Security Holders..............................          11

                                     PART II

5.       Market For Registrant's Common Equity and Related Stockholder Matters............          12

6.       Selected Financial Data .........................................................          16

7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations ...................................................................          17

7A.      Quantitative and Qualitative Disclosures About Market Risk.......................          28

8.       Financial Statements and Supplementary Data .....................................          29

9.       Changes in and disagreements with Accountants on Accounting and Financial
         Disclosure ......................................................................          52

                                    PART III

10.      Directors and Executive Officers of the Registrant...............................          53

11.      Executive Compensation ..........................................................          54

12.      Security Ownership of Certain Beneficial Owners and Management...................          58

13.      Certain Relationships and Related Transactions ..................................          59

14.      Controls and Procedures .........................................................          60

                                     PART IV

15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K................          61


PART I

ITEM 1.  BUSINESS

INTRODUCTION

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global Contract Research Organization, offering worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

As the Company continues to build on improving fundamentals, the Company has the following strategy and goals:

o To grow to significant profitability and improved return on investment for our shareholders.
o To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment; to be the first choice for the industries we serve.
o To provide our employees with the opportunity for individual development in a caring, rewarding and safe working environment.
o    To be recognized positively in the local communities in which we operate.

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

LSR's executive office is based at the Princeton Research Center in New Jersey, US.

HISTORY

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964 it was acquired by the US company, Becton Dickinson. Over the next 20 years it successfully established itself as a leading CRO with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies. In April 1983, Huntingdon was re-registered as a public limited company and in 1988 it was floated on the London Stock Exchange. In early 1989 Huntingdon obtained a listing for its ADR's on the New York Stock Exchange.

In 1995, it acquired the toxicology business of APBI, which included laboratories near Princeton, New Jersey and Newcastle and Eye, Suffolk in the UK for a total consideration of $43 million. Immediately upon acquisition, the toxicology business of APBI in the UK was merged with that of Huntingdon Research Center Limited and the name of that company changed to Huntingdon Life Sciences Limited. The US business acquired operates as Huntingdon Life Sciences Inc.

In the first half of 1997 allegations were made relating to animal care and Good Laboratory Practice (GLP) against Huntingdon's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant trading losses and cash outflows resulted during the period from mid 1997 through 1998. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until it's finances were stabilized, Huntingdon required a substantial injection of finance to both initially restore confidence and then to fund operations during the period until it returned to profitability.

On September 2, 1998 a group of new investors subscribed (pound)15 million ($25 million) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million ($11.8 million). After expenses of (pound)1.7 million ($2.9 million), the issue of shares raised (pound)20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to confirm Huntingdon's facilities at (pound)24.5 ($40.8 million) million until August 31, 2000 and this amount was fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which has since transferred the debt to an unrelated third party. It is now repayable on June 30, 2006.

Since the involvement of the new investor group in 1998, the management team, led by Brian Cass, believes that LSR has successfully addressed many of the Company's past difficulties. Relationships with customers have been restored and sales are growing at an encouraging rate.

In November 1999, a new so called "animal rights" group known as "Stop Huntingdon Animal Cruelty" (SHAC) was formed in the UK with Huntingdon as its target. Since then, the activists have continued focusing on Huntingdon (now
LSR), its staff and directors, but also many other stakeholders in the business, including shareholders, financial institutions, other suppliers and customers. For further details see Other Information Pertaining to the Company - Animal Rights Activism, below.

In October 2001, LSR commenced the Offer for Huntingdon, which was completed in March 2002 with Huntingdon becoming a wholly owned subsidiary of LSR. The effect of the Offer was to effectively re-domicile Huntingdon's corporate and legal existence to the US. As a US and Maryland company, LSR benefits from a more hospitable corporate environment, including corporate governance and privacy rules and regulations that benefit LSR security holders. Moreover, the investment community in the US is more familiar with the CRO industry, since most publicly traded CRO's are domiciled in the US. Additionally, the companies responsible for developing new pharmaceutical, agrochemical and industrial compounds are increasingly concentrated in the US and as a result, LSR's US operations have enjoyed substantial growth in the last few years.

In March 2002, LSR completed a private placement of approximately 5.1 million shares of Voting Common Stock at a per share subscription price of $1.50 per share.

In June 2002, LSR began trading its common stock on the US Over the Counter Bulletin Board (OTCBB).

DESCRIPTION OF BUSINESS

LSR provides pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of our clients' products. LSR's services are designed to meet the regulatory requirements of governments around the world.

The Company's aim is to develop its business within these markets, principally through organic growth. In doing so, LSR will benefit from strong drug pipelines in the pharmaceutical industry, a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds, and the growing amount of legislation concerning the safety and environmental impact of agrochemicals and industrial chemicals.

The Company's sales and marketing functions are specifically focused on two main groups, pharmaceutical and non-pharmaceutical customers. As much of the research activity conducted for these two customer groups is similar, LSR believes it is appropriate, operationally, to view this as one business.

Pharmaceuticals and Biopharmaceuticals

The Pharmaceutical research and development pathway is shown below:

----------------------------- ---------------------------------------------------------------------- ----------------
       DRUG DISCOVERY                                   DRUG DEVELOPMENT                                MARKETING
----------------------------- ---------------------------------------------------------------------- ----------------
                              NON-CLINICAL                             CLINICAL
                                  Pre-Clinical
                              Toxicology
                              Pharmacology
                              Drug Metabolism
                              Pharmacokinetics
     Chemical Synthesis                                  Phase I          Phase II      Phase III       Phase IV
                                                         Safety           Efficacy      Long Term    Post marketing
                                                                                         efficacy     surveillance
                                                    ------------------ --------------- -------------
                                                    LONG TERM SAFETY STUDIES

                              ----------------------------------------------------------------------

LSR performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in humans. Pre-clinical testing includes studies conducted prior to the compound exposure to humans. This helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Non-clinical testing, which includes longer term studies often conducted concurrently with clinical (human) testing, can focus on identifying and avoiding the longer term cancer implications of exposure to the compound, or relating to the potential of possible reproductive implications. Approximately two thirds of the Company's orders are derived from this pharmaceutical sector. The Company views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. Since 1999, LSR has had collaborative relationships with a number of Phase I clinical trial units and offers centralized clinical laboratory services in support of clinical trials.

LSR has also actively pursued opportunities to extend its range of capabilities supporting late stage drug discovery, focused around invitro and invivo models for lead candidate drug characterization and optimization. This growing range of biological services is intended to position the Company to take advantage of the knowledge arising from the Human Genome Project as the identification of new molecular disease targets is expected to lead to the development of increased numbers of potential therapies which will require evaluation.

The outsourced market for the late stage clinical trials (Phase 3 and beyond) is relevant to LSR, but the margins are less attractive and it is subject to a greater degree of volatility driven by the size of individual contracts. While LSR does not preclude entering this market in the future, it has no plan to do so in the foreseeable future, as it is a very different business and one in which a number of major companies are already firmly established.
Market Growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spending is over $30 billion per year and is growing at around 6-8% per annum. Approximately one quarter of this is devoted solely to pre-clinical testing. The Company believes that approximately 20-25% of this is outsourced which means that the Company is today competing in a market which exceeds $1.3 billion. It is widely believed that the percent, as well as the absolute dollar that is outsourced should continue to grow.

The market for these services is growing, among other things, due to the following:

o The Company estimates that new drug discovery is growing at 10-15% per annum, fueled by new technologies and strong profits. Use of techniques like combinatorial chemistry and high throughput screening are dramatically increasing the efficiency and effectiveness of the discovery process for new molecules.

o Preclinical development services should experience the higher growth first, as they are at the front end to receive the anticipated wave of new drug candidates generated by advances in drug discovery technologies.

o The need to replace earnings from drugs coming off patent is driving increases in the number of drugs being put into development.

o It is estimated there has been a 50% increase in the numbers of projects in the R & D pipeline versus five years ago.

o There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on discovery research in the search for new lead compounds.

o The biotechnology industry has become a significant source of business for the Company. The number of drugs produced by the biotechnology industry, which require US Food and Drug Administration (FDA) approval has grown substantially over the past decade. Many biotechnology companies have strategically chosen not to invest in asset intensive development and regulatory safety evaluation, but rather to outsource major areas of R & D and utilize contract research organizations to perform these services. This frees them from the inefficient utilization of in-house capabilities due to their sporadic and varied demand for these capabilities.

o The process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is a short-term negative impact from mergers with development pipelines being rationalized and a focus on integration rather than development, longer-term resources are increasingly invested in in-house facilities for discovery and lead optimization rather than development and regulatory safety evaluation. The outsourcing of development and safety evaluation is the Company's core business.

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at an annual rate of in the range of 10-15%.

Non-Pharmaceuticals

LSR has historically generated one third or more of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, veterinary and food industries. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

LSR's business in these areas is again driven by governmental regulatory requirements. The Company's services address safety concerns surrounding a diverse range of products, spanning such areas as agricultural herbicides and other pesticides, medical devices, veterinary medicines, and specialty chemicals used in the manufacture of pharmaceutical intermediates, and manufactured foodstuffs and products. The Company believes it is a clear market leader in programs designed to assess the safety, environmental impact and efficacy of agricultural chemicals as well as in programs to take new specialty chemicals to market.

Market Growth

It is estimated that the worldwide market for outsourced contract research from non-pharmaceutical industries is around $300 million. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds and increasingly by legislation concerning the safety and environmental impact of existing products.

The Company believes that many market segments included in this broad area of business have the potential for substantial growth in coming years, due to the following:

o Recent introduction of new testing requirements for `high production volume' (HPV) chemical products in the US, and similar programs in Europe and Japan.

o Increasing scrutiny of any compound, which is used in the manufacture of products to which members of the public, especially children are exposed, either infrequently or on a day-to-day basis (e.g. phthalates used in the plastic of children's toys).

o More stringent regulations affecting compounds, which have the potential to adversely, effect the environment, e.g. biocides and endocrine disrupters.

o Growth in concerns over food safety, e.g. additives and genetically modified foods, and the introduction of `nutraceuticals'.

o The requirement to register or re-register pesticides on lists 2 and 3 to meet the European Directive 91/414/EEC. The Company has unrivalled experience with the chemicals which were included on list 1 of the Directive.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is growing at approximately 3%, we believe that this coupled with increased outsourcing could provide market growth of up to 5% per annum over the next five years.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from the in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments, to "full service" providers - contract research organizations like LSR, who provide a full range of services to the industries (such as Covance Inc., Inveresk, Quintiles Transnational Corp., Charles River Laboratories International, Inc.) and "niche" suppliers focussing on specific services or industries (such as Bioreliance Corporation).

GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by LSR are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of
Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2002, the Company had two inspections in the UK and one inspection in the US, and overall, 35 such inspection visits and audits since 1985.

LSR's laboratory in the US is subject to the United States Department of Agriculture (USDA) Animal Welfare Regulations (Title 9, Code of Federal
Regulations, Subchapter A). The laboratory is regularly inspected by USDA officials for compliance with these regulations. Compliance is assured through an Institutional Animal Care and Use Committee, comprising staff from a broad range of disciplines within the Company and including external representation. Furthermore, in the US there is a voluntary certification program run by an independent and internationally recognized organization, the Association for Assessment and Accreditation of Laboratory Animal Care (AAALAC). The Company's laboratory in the US is accredited under this program. LSR's pre-clinical services are subject to industry standards for the conduct of research and development studies that are embodied in the regulations for GLP. The FDA and other regulatory authorities require the test results submitted to such authorities be based on studies conducted in accordance with GLP. The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by FDA or limited regulatory authorities.

LSR's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment. Personal licenses (the Company has approximately 250 licensees) are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements. Typically, the Company has 20 such inspections annually.

At each of its research centers, the Company ensures the availability of suitably experienced and qualified veterinary staff backed by a 24-hour call out system.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

While the Company conducts its business to comply with certain environmental regulations, compliance with such regulations does not impact significantly on its earnings or competitive position. Management believes that its operations are currently in material compliance with all applicable environmental regulations.

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

LSR's most important resource is its people, they have created the Company's knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels in several US, UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields. They frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services. Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organizations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organization.

To ensure that this experience and expertise is transmitted throughout the organization, the Company conducts training programs. For example, the Company's Introductory and Advanced Graduate Training Programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world. The Company employs approximately 250 licensed personnel.

The number of employees in the Company at December 31, 2002 and 2001 were as follows:

                                           2002                2001
US ..............................           224                 216
UK...............................         1,205               1,161
Japan............................            10                  10
                                     -----------         -----------
                                          1,439               1,387
                                     -----------         -----------

Management and Labor Relations

The Company's labor force is non-union and there has never been any disruption of the business through strikes or other employee action. The Company regularly reviews its pay and benefits packages and believes that its labor relations, policies and practices and management structure are appropriate to support its competitive position.

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

Know-how and Patents

The Company believes that its proprietary know-how plays an important role in the success of its business. Where the Company considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use. However the Company has no patents, trademarks, licenses, franchises or concessions, which are material and upon which any of the services offered is dependent.

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

Animal Rights Activism

In parallel with an increase in so called "animal rights" activity internationally targeting organizations in the CRO, academic, and medical research community, a new campaign group (Stop Huntingdon Animal Cruelty or
SHAC) was formed in the UK during November 1999 with Huntingdon as its target. SHAC's broad aim is to end all animal research, while its immediate and publicly stated goal at that time was to "shut HLS down within three years". During 2000, this campaign intensified with any stakeholder in Huntingdon becoming a potential target; this included staff, directors, institutional and personal shareholders, customers, financial institutions and other suppliers. The protests took many forms, including demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above; and in some cases violence. The worst acts of violence have been targeted at members of staff of the Company. These have taken the form of nighttime arson attacks on employees' cars outside their homes and physical attacks on two of the Company's senior managers as they returned home from work.

During 2001 and 2002 the incidents of violent protest in the UK appeared to partly diminish. However, activists increased the focus of protest activities on the Company's financial institutions, in unsuccessful attempts to deprive Huntingdon of its bank financing and to defeat the re-domiciling transaction to the US. During the same period, in large part due to the successful US re-domiciling, animal rights activities of SHAC and the other groups expanded to the US, with a focus on the Company's stakeholders and suspected stakeholders, market makers and senior staff and directors.

To counter this "animal rights" campaign, LSR has adopted a strategy of openness and direct cooperation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective products. Members of the media, schools, local groups and national bodies have visited the Company's facilities, toured the animal facilities and laboratories, and talked with staff. These visitors have been consistently impressed with the Company's ethics, standards of animal welfare and the professionalism of its staff. As a consequence of the Company's high profile public relations activities and the irrationality of the "animal rights" messages, the media coverage has become increasingly positive throughout the duration of the campaign, particularly in the US where the media coverage, when it even exists, has consistently condemned the actions of the SHAC campaign.

As a result of and in conjunction with the Company's leadership on this issue, there has been a marked increase in communication campaigns to educate the general population about the invaluable benefits of animal based research, the commitment to and progress in development of non-animal based alternatives, and the high standard of animal welfare in which this work is conducted. Our clients' recognition for our scientific and professional integrity and leadership was evident in the granting in October 2001 of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director. In June 2002, in further recognition of his contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (CBE). The highly prestigious CBE is awarded on merit, for exceptional achievement or service; they are recommended by the Prime Minister of England but decided by the Queen of England.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, Chemical Industry Association and Research Defence Society. As a result, the British Government has made very positive statements in support of the Company and has been extremely critical of the illegal acts of some "animal rights" supporters. The Government has introduced legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced. This national initiative continues to develop, particularly as the government and police deal with protecting other animal rights targets, including academic institutions, in England.

Although the animal rights movement is more recent and undeveloped in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media cooperation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the
Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism at or following home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court and the New York Supreme Court, placing restrictions on home protests by animal rights activists as well as limits on the scope of protests at the Company's Princeton Research Center. In recent months, criminal indictments have been brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. In Washington D.C., legislation was enacted in May 2002 which significantly increased the penalties under the Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities.

Management recognizes that there has long been, and expects that there will continue to be, individuals with strong views that animals should not be used under any circumstances for the betterment of humanity, including for animal based research. Regardless of whether there continues to be a direct impact from this political issue on the Company's business, LSR remains committed to continuing its initiatives to educate the community to the value of animal based medical research, to advancing the important strides our industry has made in animal welfare, and to supporting with state of the art science and techniques our clients' desire to maximize the safety of vital new compounds being developed for the betterment of society.


ITEM 2.  PROPERTIES

The Company's head office is situated within the Princeton Research Center in New Jersey.

The Company believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available if and when needed.

The following table shows the location of the facilities of the Company, approximate size, based on occupancy, and the principal activities conducted at such facilities each of which is owned by the Company.

                                    Laboratories
Location                            and Offices       Size         Principal Activities
--------                            -----------       ----         --------------------
Princeton Research Center, East     135,000 sq.ft.    53.5 acres   Laboratories, animal accommodation and
Millstone, NJ, US                                                  offices
Huntingdon Research Center,         559,000 sq.ft.    80 acres     Laboratories, animal accommodation and
Huntingdon, England                                                offices
Eye Research Center, Eye, England   257,000 sq.ft.    28 acres     Laboratories, animal accommodation and
                                                                   offices


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LSR's Voting Common Stock trades on the Over the Counter Bulletin Board (OTCBB) Market under the symbol "LSRI". The closing market price of the Voting Common Stock on March 18, 2003 was $2.20 per share.

On July 10, 2000 the Company changed its ADS ratio from one ADS representing five Ordinary Shares to one ADS representing twenty-five Ordinary Shares. The ratio change was implemented to ensure compliance with the New York Stock Exchange's listing requirement that ADS's trade at a minimum price of $1.00 per share.

Until January 24, 2002 Huntingdon's Ordinary Shares were listed on the London Stock Exchange Ltd., under the Stock Exchange Automated Quotation symbol "HTD". The company completed its re-domiciling from the UK to the US on March 26, 2002 and commenced trading of LSR common stock on the OTCBB on April 8, 2002.

The Company's common stocks traded on the OTCBB and/or the Other OTC Market (Pink Sheets) between January 24, 2002 and July 8, 2002 and on the OTCBB since July 8, 2002.

The high and low quarterly sales price of LSR's common stock on the OTCBB or the Other OTC Market as applicable from April 8, 2002 to December 31, 2002 were as follows:

                                  HIGH SALES               LOW SALES
PERIOD AND QUARTER ENDED             PRICE                   PRICE
------------------------        ------------------      -----------------
                                       $                       $
June 30, 2002 (A)                    2.25                    0.50
September 30, 2002                   2.85                    1.80
December 31, 2002                    2.35                    1.40

(A): Until April 8, 2002, no information is publicly available for trades, if any, that were executed for the LSR stock.

The high and low sales price of Huntingdon ordinary shares on the London Stock Exchange between January 1, 2002 and January 24, 2002 (when the ordinary shares ceased trading on the London Stock Exchange) were as follows:

                                            HIGH SALES             LOW SALES
DATE                                           PRICE                 PRICE
----                                    ------------------    -----------------
                                             (pound)               (pound)
January 1, 2002 to January 24, 2002        0.045 ($0.064)       0.0325 ($0.047)

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

See Item 7 for discussion of restrictions impacting the export or import of capital or that affect the remittance of dividends or other payments to non-resident holders of the Company's equity.

As of March 18, 2003, LSR had 2,039 holders of record of Voting Common Stock.

Warrants to purchase shares of LSR Voting Common Stock

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants were $430,000. Stephens Group Inc. subsequently sold the warrants to independent third parties.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants were $250,000.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $222,000 of such promissory notes were repaid during 2002.

Equity Incentive Plans

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan. Adoption of the LSR 2001 Equity Incentive Plan will enable LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan was approved by the shareholders of LSR, prior to the acquisition of Huntingdon.

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

The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the 2001 LSR Equity Incentive Plan (determined immediately after the grant of any award) may not exceed 20 per cent of the aggregate number of shares of LSR Voting Common Stock then outstanding.

The 2001 LSR Equity Incentive Plan may be amended, altered, suspended, discontinued, or terminated by the LSR Board without LSR Voting Common Stockholder approval unless such approval is required by law or regulation or under the rules of any stock exchange or automated quotation system on which LSR Voting Common Stock is then listed or quoted. Thus, LSR Voting Common Stockholder approval will not necessarily be required for amendments, which might increase the cost of the plan or broaden eligibility. LSR Voting Common Stockholder approval will not be deemed to be required under laws or regulations that condition favorable tax treatment on such approval, although the LSR Board may, in its discretion, seek LSR Voting Common Stockholder approval in any circumstances in which it deems such approval advisable.

No awards were granted during 2001 pursuant to the 2001 LSR Equity Incentive Plan. The LSR Board has designated the Compensation Committee of the Board to serve as the stock option committee.

LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors as of that date, and employees, including the Named Executive
Officers:

Grants to Directors
Name                          Number Granted
----                          --------------
Gabor Balthazar               20,000
John Caldwell                 20,000
Kirby Cramer                  40,000

Grants to Named Executive Officers
----------------------------------
Name                          Number Granted
----                          --------------
Andrew Baker                  200,000
Brian Cass                    200,000
Frank Bonner                  35,000
Julian Griffiths              60,000
Richard Michaelson            90,000

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted to employees and directors, on the terms set forth above, are listed as follows:

Date of Grant               Numbers Granted               Exercise Price
-------------               ---------------               --------------
March 1, 2002               1,142,000                     $1.50
September 3, 2002           20,000                        $2.40
October 21, 2002            15,000                        $2.03

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted to employees and directors, on the terms set forth above, are listed as follow:

Date of Grant                Numbers Granted               Exercise Price
-------------                ---------------               --------------
March 1, 2002                1,142,000                     $1.50
September 3, 2002            20,000                        $2.40
October 21, 2002             15,000                        $2.03


                                          Shares           Wtd Avg. Ex Price
                                           (000)
Outstanding at start of period                 -                          $-
Granted                                    1,177                        1.53
                                     ------------ -----------------------------
December 31, 2002                          1,177                       $1.53
                                     ------------ -----------------------------
Exercisable at end of year                   589                       $1.53
Weighted average fair value of
options granted                             $901

Huntingdon Life Sciences Group plc Stock Option Plans

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and are considered to have no value.

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($335,998), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($69,840) per year from the (pound)66,000 ($104,762) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($340,476) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2002 is (pound)400,680 ($645,000 at year-end foreign exchange rates).

Julian Griffiths, a director of LSR and Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($83,837), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. Repayment of the promissory note will be made by automatic monthly deduction of (pound)943.56 ($1,498) from Mr. Griffith's salary. Total amount of this loan as of December 31, 2002 is (pound)24,230 ($39,000 at year-end foreign exchange rates).


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The  selected  consolidated  financial  data  presented  below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report. For the purpose of this report, it is assumed that LSR is the ultimate parent company for periods prior to July 19, 2001, since before this date, LSR had no substantive operations on a stand-alone basis.

The selected consolidated financial information as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 has been derived from Huntingdon's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 28. Such financial statements and the selected consolidated financial information as of December 31, 2002 of LSR have been prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31, 1999 and 1998 and for each of the two years ended December 31, 1999 and 1998 have been derived from Huntingdon's consolidated financial statements which are not included in this Annual Report on Form 10-K; such financial statements were presented in pounds sterling and were prepared in accordance with US GAAP. These financial statements have been translated into US dollars as follows:


                                                 As of and for the year ended December 31
                                            ------------- --------------- -------------- ------------- --------------
                                                    2002            2001           2000          1999           1998
                                            -------------------------------------------------------------------------
                                                                 ($000, except per share data)
Statement of Operations Data
Revenues                                         115,742          99,206         95,964        94,186         87,196
Operating income/(loss)                            4,264         (1,643)             84       (2,482)       (34,622)
Net income/(loss)                                  2,697         (9,628)        (9,763)       (6,605)       (38,301)
Income/(loss per share)
     - Basic                                        0.25         $(1.64)        $(1.68)       $(1.13)        $(6.58)
     - Diluted                                      0.24         $(1.64)        $(1.68)       $(1.13)        $(6.58)
Weighted average number of shares
outstanding ('000)                                10,679           5,868          5,824         5,820          5,820
Dividends per share                                    -               -              -             -              -
Book value per share                             $(0.73)         $(0.81)          $0.70         $2.55          $3.80


                                                 As of and for the year ended December 31
                                            ------------- --------------- -------------- ------------- --------------
                                                    2002            2001           2000          1999           1998
                                            -------------------------------------------------------------------------
                                                                             ($000)
Balance Sheet Data
Total assets                                     148,410         133,964        146,107       158,970        183,107
Long term debt and related party loans
                                                  84,075          88,123         50,209        50,000         90,853
Total shareholders deficit                       (7,804)         (4,724)          4,066        14,850         22,144
Common stock and paid in capital                  74,614          66,094         65,330        65,242         65,242

Other Financial Data
Depreciation and amortization                      8,108           8,307          9,093         9,675         17,719
Capital expenditures                               4,177           3,295          3,648         4,893          4,025




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following should be read in conjunction with the consolidated financials statements of LSR as presented in "Item 8, Financial Statements and Supplemental Data".

LSR is one of the world's leading providers of pre-clinical and non-clinical safety testing services to the pharmaceutical, agrochemical and industrial chemical industries. The Company provides those services under contracts, which may range from one day to three years. Income from these contracts is recognized as services are rendered towards the preparation of the final report. Contracts are generally terminable upon notice by the client with the client being responsible for reimbursing the Company for the value of work performed to the date of cancellation plus the value of work required to wind down a study on an orderly basis.

The Company's business is characterized by high fixed costs, in particular staff and facility related costs. Such a high proportion creates favorable conditions for the Company as excess capacity is utilized, such as has been the case during the last two years. However, during periods of declining revenue, careful planning is required to reduce costs without impairing revenue-generating activities.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared with the year ended December 31, 2001

Revenues in the year ended December 31, 2002 were $115.7 million, an increase of 17% on revenues of $99.2 million for the year ended December 31, 2001. The underlying increase, after adjusting for the impact of the movement in exchange rates was 13%; with the UK showing a 15% increase and the US a 7% increase. The year 2002 saw a record growth in orders, representing an increase of 25% over last year. At December 31, 2002, backlog amounted to approximately $95 million.

Cost of sales in the year ended December 31, 2002 were $93.4 million, an increase of 11% on cost of sales of $84.1 million for the year ended December 31, 2001. This increase was partly due to exchange rate movements, which increased cost of sales in the year by $3.0 million. Without these movements cost of sales would have increased by 8%. In the UK cost increases in sterling were only 8%, which is lower than the revenue growth as capacity is filled without the corresponding increase in fixed costs. The main increase was in labor costs reflecting actions taken to adjust salaries to allow retention and recruitment of key employees. Increases in costs in the US were only 3%, mainly due to lower increases in direct materials costs compared to the UK.

Selling and administrative expenses rose by 13% to $18.1 million for the year ended December 31, 2002 from $16.0 million in the year ended December 31, 2001. Of this increase, $0.6 million related to exchange rate movements. This growth was due to a continuation of the build-up of the sales activity during the year and higher labor costs.

There were no other operating expenses in the year ended December 31, 2002, compared with $0.75 million in the year ended December 31, 2001. In the year ended December 31, 2001, other operating expenses comprised $0.4 million in connection with specific legal actions taken against animal rights groups and $0.35 million in connection with the write off of foreign exchange dealings resulting from the bankruptcy of an exchange broker.

Interest expense declined by 5% to $6.3 million for the year ended December 31, 2002 from $6.6 million in the year ended December 31, 2001. The main reasons for the reduction are the repayment of the former Stephens' loan and Baker loan, the repurchase of $2.4 million (principal amount) of the bonds, together with lower interest rates on the non-bank debt (down from an average in 2001 of 7.13% to 5.77% in 2002).

Other income of $4.9 million for the year ended December 31, 2002 comprised $5.0 million from the non-cash foreign exchange remeasurement gain on the Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling); a $1.2 million gain was made on the partial repurchase of the Capital Bonds; offset against these was a $1.3 million charge relating to the finalization of the Exchange Offer. In the year ended December 31, 2001 there were other operating expenses of $4.5 million which comprised of non-cash foreign exchange remeasurement loss on the Capital Bonds of $1.4 million; $2.9 million relating to the Exchange Offer; and $0.2 million to the write off of the unamortized refinancing costs.

Taxation charge on income for the year ended December 31, 2002 was $0.3 million representing a charge at 8% compared to a taxation benefit of $3.0 million representing benefit at 26% for the year ended December 31, 2001. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2002 and December 31, 2001 is shown below:

                                                          % of income/(loss)
                                                          before income taxes
                                                               2002               2001
                                                                 %                  %
US statutory rate                                                  35               (35)
Foreign rate differential                                          (9)                6
Non-deductible items including foreign exchange loss              (31)                3
State taxes                                                         2                 -
Prior year adjustments                                             11                 -
                                                       ----------------    -------------
Effective tax rate                                                  8               (26)
                                                       ----------------    --------------

The overall net income for the year ended December 31, 2002 was $2.7 million compared to a loss of $9.6 million in the year ended December 31, 2001. The diluted income per share for the year ended December 31, 2002 was $0.24 compared to a diluted loss per share of $(1.64) for the year ended December 31, 2001.

Excluding other income and expense, net of income tax, the income/(loss) per share would have been a net loss per share of $(0.20) for the year ended December 31, 2002 and $(0.96) for the year ended December 31, 2001.

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenues for the year ended December 31, 2001 at $99.2 million were just over 3% above the revenues for the year ended December 31, 2000 of $96.0 million, continuing the improvement shown in the prior year. The underlying increase, after adjusting for the impact of the movement in exchange rates, was nearly 9%. 2001 saw a 9% growth in orders with the return of client confidence after the refinancing in January 2001. The backlog at the end of the year was approximately $73 million.

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

Selling and administration costs for the year ended December 31, 2001 at $16.0 million were 6% up on the costs for the year ended December 31, 2000 of $15.1 million. After allowing for the impact of exchange rate movements the underlying cost increase was 11%. The increase was mainly due to increased sales activity with additional staff of $0.4 million ; increases in insurance costs of $0.2 million; and banking costs of $0.1 million. Excluding these items, the increase was just over 1%.

In 2001, other operating expenses comprised a write off in connection with foreign exchange dealings resulting from the bankruptcy of an exchange broker of $0.35 million and specific legal and other costs incurred in connection with the Animal Rights campaign of $0.4 million.

Net interest costs for the year ended December 31, 2001 were $6.5 million compared with $7.2 million for the year ended December 31, 2000. The effect of exchange rates movements reduced the charge for the year by $0.4 million; a reduction in the facility renewal fees once the refinancing had been completed in January 2001 reduced the charge by a further $0.6 million. These were offset by an increase in interest costs of $0.3 million resulting from the increase in borrowings from $85.5 million to $88.1 million.

Other expense of $4.5 million for the year ended December 31, 2001 comprised of non-cash foreign exchange remeasurement losses on the Capital Bonds denominated in US dollars of $1.4 million. The functional currency of the financing subsidiary that holds the bonds is the UK pound sterling. In addition, it includes $2.9 million relating to the Exchange Offer and $0.2 million relating to the write off of the unamortized refinancing costs. This expense compares with other expense of $5.4 million for the year ended December 31, 2000, which comprised costs of $1.8 million incurred in the refinancing of the Company's bank debt, and $3.6 million, which was the result of non-cash foreign exchange remeasurement losses on the Capital Bonds.

Taxation benefit on loss for the year ended December 31, 2001 was $3.0 million representing benefit at 26% compared to $2.7 million representing benefit at 22% in the previous year. A reconciliation between the US statutory tax rate and the effective rate of tax benefit on losses before taxes for the year ended December 31, 2001 and December 31, 2000 is shown below.

                                                    % of loss before
                                                       income taxes
                                                  2001             2000
                                                    %               %
US statutory rate                                  35               35
Foreign rate differential                          (6)             (5)
Non deductible foreign exchange loss               (3)             (4)
Prior year adjustments                              -              (4)
                                               ------------     -----------
                                                   26               22
                                               ------------     -----------

The resultant net loss for the year ended December 31, 2001 was $9.6 million compared with $9.8 million the previous year. Diluted loss per share for the year ended December 31, 2001 was $1.64 compared with $1.68 in the year ended December 31, 2000.

SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the three years ended December 31, 2002 is as follows:

Company                                          2002             2001              2000
                                                 $000             $000              $000
Revenues
           UK                                  90,851           75,705            73,035
           US                                  24,891           23,501            22,929
                                           -----------    -------------     -------------
                                             $115,742          $99,206           $95,964
                                           -----------    -------------     -------------

Operating income/(loss) before other
   operating  expenses
           UK                                   3,963            (784)           (1,615)
           US                                     301            (109)             1,699
                                           -----------    -------------     -------------
                                               $4,264           $(893)               $84
                                           -----------    -------------     -------------
Other operating expense
           UK                                       -            (750)                 -
           US                                       -                -                 -
                                           -----------    -------------     -------------
                                                   $-           $(750)                $-
                                           -----------    -------------     -------------
Operating income/(loss)
           UK                                   3,963          (1,534)           (1,615)
           US                                     301            (109)             1,699
                                           -----------    -------------     -------------
                                               $4,264         $(1,643)               $84
                                           -----------    -------------     -------------

The performance of each segment is measured by revenues and by operating income/(loss) before other operating expenses.

UK

Revenues increased by 20% in the year ended December 31, 2002 compared to the year ended December 31, 2001. After allowing for the effect of exchange rate movements the increase was over 15%. This was a result of continued growth in orders.

The operating income before other operating (expenses)/income for the year ended December 31, 2002 was $4.0 million compared to an operating loss of $0.8 million in the year to December 31, 2001. The increase in revenues had the major impact on the improvement in operating income, with the filling of capacity without the corresponding increase in fixed costs. There were some additional costs, including salary increases both to reflect market rates and additional staff ($2.6 million); and a reduction in exchange gains ($0.2 million).

Revenues increased by 4% in the year ended December 31, 2001 compared to the year ended December 31, 2000. After allowing for the effect of exchange rate movements, revenues increased by 9%.

The operating loss before other operating expenses for the year ended December 31, 2001 was $0.8 million compared to $1.6 million in the year ended December 31, 2000. The increase in revenues reduced the losses, but this was partially offset by additional costs. These included salary increases to reflect market rates; recruitment costs reflecting the shortage of qualified staff in the market place; increased sales activity with additional staff ($0.35 million) and a reduction in exchange gains ($0.9 million).

US

Revenues increased by 5.9% in the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in the rate of growth of revenues was due to a recovery in orders after the reduction level last year. Revenues from the US toxicology operations remained constant, but revenues derived from the analysis of samples from clinical trials returned to their more normal levels following the decrease last year.

Operating (loss)/income before other operating expense improved from a loss of $0.1 million in the year ended December 31, 2001 to a income of $0.3 million in the year ended December 31, 2002. This was as a result of the increased revenues.

Revenues increased by 2.5% in the year ended December 31, 2001 compared to the year ended December 31, 2000. This reduction in the rate of growth of revenues was due to a decline in orders after two years of rapid growth. Revenues from the US toxicology operations continued to grow, but revenues derived from the analysis of samples from clinical trials declined with the completion of a number of major studies.

Operating (loss)/income before other operating expense declined from a income of $1.7 million in the year ended December 31, 2000 to a loss of $0.1 million in the year ended December 31, 2001. Apart from inflationary cost increases, additional security expenses of $0.5 million were incurred in the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.4 million ($36.0 million approximately), was refinanced by Stephens' Group Inc. and other parties. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group plc and is secured by the guarantees of the wholly owned subsidiaries of the Company including, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. The warrants were subsequently transferred to an unrelated third party.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During the year, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. Subsequent to the year-end, the Company further repurchased and cancelled $945,000 principal amount of such bonds resulting in a gain of $0.5 million. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Other financing has been provided by a $2.952 million loan facility made available on September 25, 2000 by a director, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also includes a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. These loans from Mr. Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, $302,000 remains payable to Mr. Baker and $250,000 remains payable to FHP. Net of warrants, as discussed below, the corresponding amount payable on the FHP loan is $56,000. The former Stephens Group Inc. secured facility is subordinated to the bank loan. Interest was payable monthly at a rate of 10% per annum. With the consent of the bank lender, one half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

As noted above, on June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Common Shares

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $222,000 of such promissory notes were repaid during 2002.

Cash flows

During the year ended December 31, 2002 funds generated were $12.4 million, increasing cash in hand and on short-term deposit from $2.2 million at December 31, 2001 to $14.6 million at December 31, 2002. The cash generated from operating, investing and financing activities were generated as follows (in millions):

                                                      2002                2001              2000

Operating  income/(loss)  before
  other  operating  (expense)/income                  $4.3               $(0.9)            $(0.1)
Depreciation                                           8.1                8.3                9.1
Working capital movement                               9.0                0.2               (2.7)
Interest                                              (6.1)              (6.5)              (7.2)
Capital expenditure                                   (4.2)              (3.3)              (3.6)
Other (expense)/income                                (1.2)              (3.1)              (1.8)
Shares issued net of loan repayments                   1.7                5.0                1.8
Effect of exchange rate changes on cash                0.8               (0.7)              (0.7)
                                                  --------------      -------------     --------------
                                                      $12.4              $(1.0)            $(5.2)
                                                  --------------      -------------     --------------


Net days sales outstanding (DSOs) at December 31, 2002 were 9 days, down from 46 days at December 31, 2001. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total revenue. The improvement is in part due to a dedicated initiative at the Company throughout this past year to improve the processes that affect this. The impact on liquidity from a one-day change in DSO is approximately $350,000.

At December 31, 2002, the Company had a working capital deficiency of $844,000. The Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Commitment and Contingencies

Operating leases

Operating lease expenses were as follows:

                                    2002        2001        2000
                                    $000        $000        $000
Hire of plant and equipment          904        924         1184
Other operating leases               392        127          69

The Company has commitments payable under operating leases as follows:


               Year ended December 31                 $000

               2003                                    956
               2004                                    417
               2005                                     95
               2006                                     51
               2007                                      1
                                          -----------------
                                                    $1,520
                                          -----------------
Capital Leases

                                                      $000
               2003                                    225
               2004                                    100
                                         ------------------
                                                      $325
                                         ------------------

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

ORDERS

The year 2002 saw order growth of over 25% over the prior year. The increase in orders was driven by the Company's pharmaceutical business, which was 35% up on 2001. Non-pharmaceutical orders also grew in 2002 (5% ahead of 2001 orders), but declined as a percent of total company sales to 30%.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which the Company operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 11% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars. Such fluctuations also have an impact on the translation of the 7.5% convertible capital bonds payable in September 2006.

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pound sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account referred to as the accumulated other comprehensive loss account. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating US dollars into sterling were as follows:

                         At December 31       Average rate (1)
         2000                0.6760                0.6520
         2001                0.6800                0.6950
         2002                0.6212                0.6664


(1) Based on the average of the exchange rates on the last day of each month during the period.

On March 18, 2003 the noon buying rate for sterling was $1.00 = (pound)0.64.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2002:

                                                            Expected Maturity Date
                                      2002    2003    2004   2005      2006  Thereafter    Total  Fair Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling   8,051                                                 8,051      8,051
                  - Euro               731                                                   731        731
Accounts
receivable        - Pound Sterling  14,103                                                14,103     14,103
                  - Euro               629                                                   629        629
Debt              - Pound Sterling                                 (36,385)             (36,385)   (36,385)


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

This competition could have a material adverse effect on LSR's net revenues and net income, either through in-house research and development divisions doing more work internally to utilize capacity or through the loss of studies to other competitors. As the Company operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness.

CONSOLIDATION WITHIN PHARMACEUTICAL INDUSTRY

The process of consolidation within the pharmaceutical industry continues to accelerate the move towards outsourcing work to contract research organizations in the longer term as resources are increasingly invested in in-house facilities for discovery and lead optimization, rather than development and regulatory safety evaluation. However, in the short-term, there is a negative impact with development pipelines being rationalized and a focus on integration rather than development. This can have a material adverse impact on the Company's net revenues and net income.

ANIMAL RIGHTS ACTIVISM

Refer to the detailed discussion under Item 1, on pages 9 to 10.

INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have duration in excess of one year.

SIGNIFICANT ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be significant accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which, revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. These also include management estimates in the calculation of pension liabilities covering discount rates, return on plan assets and other actuarial assumptions. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates.

Taxation

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement was effective for LSR for the first quarter of the fiscal year ended December 31, 2002. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company early adopted the provisions of this statement, resulting in the inclusion of a $1.2 million gain in other income/(expense) in 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation has no effect on the Company's financial statements. In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Company has no arrangements that would be subject to this interpretation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Non-Bank Loans

The Company's $36.0 million credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin, approximately 5.77% per annum for the year ended December 31, 2002. At December 31, 2002 this credit facility was fully drawn down.

In the year ended December 31, 2002, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $365,000.

Revenue

For the year ended December 31, 2002, approximately 68% of the Company's net revenues were from outside the US. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

Convertible Capital Bonds

The Company's $47.6 million principal amount of Convertible Capital Bonds are US dollar denominated, but are held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               Page


Independent Auditors' Report                                               30

Consolidated Statements of Operations-
Years ended December 31, 2002, 2001 and 2000                               31

Consolidated Balance Sheets - December 31, 2002 and 2001                   32

Consolidated Statements of Shareholders' (Deficit)/Equity and
Comprehensive Loss - Years ended December 31, 2002, 2001 and 2000          34

Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001 and 2000                                           35

Notes to Consolidated Financial Statements                                 36

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Life Sciences Research, Inc. and Subsidiaries, East Millstone, New Jersey

We have audited the  accompanying  consolidated  balance sheets of Life Sciences
Research, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' (deficit)/equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Sciences Research, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey
March 26, 2003


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000's), except per share amounts

                                                                      Year Ended December 31,
                                                                  2002                  2001                2000
Revenues                                                      $115,742               $99,206             $95,964
Cost of sales                                                 (93,403)              (84,133)            (80,740)
                                                    -------------------     -----------------     ---------------
Gross profit                                                    22,339                15,073              15,224
Selling and administrative expenses                           (18,075)              (15,966)            (15,140)
Other operating expense                                              -                 (750)                   -
                                                    -------------------     -----------------     ---------------
Operating income/(loss)                                          4,264               (1,643)                  84
Interest income                                                     66                   104                 181
Interest expense                                               (6,304)               (6,614)             (7,385)
Other income/(expense)                                           4,922               (4,471)             (5,363)
                                                    -------------------     -----------------     ---------------
Income/(loss) before income taxes                                2,948              (12,624)            (12,483)
Income tax (expense)/benefit                                     (251)                 2,996               2,720
                                                    -------------------     -----------------     ---------------
Net income/(loss)                                               $2,697              $(9,628)            $(9,763)
                                                    ===================     =================     ===============

Income/(loss) per share
 -basic                                                          $0.25               $(1.64)             $(1.68)
 -diluted                                                        $0.24               $(1.64)             $(1.68)

Weighted average number of common stock outstanding
 -basic                                                     10,678,890             5,868,421           5,824,121
 -diluted                                                   11,083,416             5,868,421           5,824,121


The accompanying notes are an integral part of these consolidated financial statements.



Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets
Dollars in (000's), except per share amounts

                                                                                December 31,
ASSETS                                                                          2002             2001
Current assets:
Cash and cash equivalents                                                    $14,644           $2,240
Accounts receivable, net of allowance of $287
   and $164 in 2002 and 2001, respectively                                    20,176           18,257
Unbilled receivables                                                           9,108           13,920
Inventories                                                                    1,556            1,275
Prepaid expenses and other current assets                                      3,075            2,850
                                                                        -------------   --------------
                                                                        -------------   --------------
Total current assets                                                         $48,559          $38,542
                                                                        -------------   --------------
                                                                        -------------   --------------
Property and equipment, net                                                   94,574           90,353
Investments                                                                      248              202
Unamortized capital bonds issue costs                                            563              691
Deferred income taxes                                                          4,466            4,176
                                                                        -------------   --------------
Total assets                                                                $148,410         $133,964
                                                                        -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                              $8,574           $9,899
Accrued payroll and other benefits                                             1,773            2,323
Accrued expenses and other liabilities                                        12,990           10,494
Fees invoiced in advance                                                      26,066           17,722
                                                                        -------------   --------------
                                                                        -------------   --------------
Total current liabilities                                                    $49,403          $40,438
                                                                        -------------   --------------
Long-term debt                                                                83,717           59,302
Related party loans                                                              358           28,821
Pension liabilities                                                           17,712              174
Deferred income taxes                                                          5,024            9,953
                                                                        -------------   --------------
Total liabilities                                                           $156,214         $138,688
                                                                        -------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Commitments and contingencies
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at December 31, 2002: 11,932,338
(December 31, 2001: 5,870,305)                                                   119               59
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                       -                -
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                       -                -
Paid in capital                                                               75,098           66,035
Less: Promissory notes for issuance of common stocks                           (684)                -
Accumulated comprehensive loss, including minimum pension
liability of $(13,507) in 2002 ($0 in 2001) - deficiency on UK
defined benefit pension plan, net of                                        (18,576)          (4,360)
deferred tax
Accumulated deficit                                                         (63,761)         (66,458)
                                                                        -------------    -------------
                                                                        -------------    -------------
Total shareholders' (deficit)                                               $(7,804)         $(4,724)
                                                                        -------------    -------------
                                                                        -------------    -------------
Total liabilities and shareholders' equity/(deficit)                        $148,410         $133,964
                                                                        -------------    -------------


The accompanying notes are an integral part of the consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and Comprehensive Loss

            (000's)               Common    Common      Promissory    Additional  Accum-ulateAccum-ulated   Total
                                  Stock      Stock      Notes for       Paid in    Deficit   Other
                                            at Par     Issuance of      Capital              Compre-hensive
                                                       Common Stock                          Loss

Balance, January 1, 2000             5,833       $58               $-     $65,184  $(47,067)      $(3,325)  $14,850
Issue of shares                          -         -                -          88          -             -       88
Accumulated
comprehensive loss:
-  Net loss for the year                 -         -                -           -    (9,763)             -
-  Translation adjustments               -         -                -           -          -       (1,109)
Total Comprehensive Loss                                                                                    (10,872)

                                ------------------------------------------------------------------------------------
Balance, December 31, 2000           5,833       $58               $-     $65,272  $(56,830)      $(4,434)   $4,066
Issues of shares                        14         1                -          83          -             -       84
Issue of warrants (note 5)               -         -                -         680          -             -      680
Accumulated
comprehensive loss:
-  Net loss for the year                 -         -                -           -    (9,628)             -
-  Translation adjustments               -         -                -           -          -            74
Total Comprehensive Loss                                                                                    (9,554)
                                ------------------------------------------------------------------------------------
Balance, December 31, 2001           5,847       $59               $-     $66,035  $(66,458)      $(4,360) $(4,724)

Issue of Shares                      5,585        55                -       8,384          -             -    8,439
Promissory notes for issuance
of common stock                        500         5            (684)         679          -             -        -
Accumulated
comprehensive loss:
-  Net income for the year               -         -                -           -      2,697             -
-  Minimum pension                                                                                 (13,507)
   liability, net of $5,903
   tax -Deficiency on UK
   defined benefit pension
   plan, net of deferred tax             -         -                -           -          -
-  Translation                           -         -                -           -          -         (709)
   adjustments
Total Comprehensive Loss                                                                                   (11,519)

                                ------------------------------------------------------------------------------------
Balance, December 31, 2002          11,932      $119           $(684)     $75,098  $(63,761)     $(18,576) $(7,804)
                                ------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in (000's)


                                                                               Year Ended December 31,
                                                                         2002           2001          2000
Cash flows from operating activities:
Net income/(loss)                                                      $2,697       $(9,628)      $(9,763)
Adjustments to reconcile net income/(loss) to net cash from
operating activities
Depreciation                                                            8,108          8,307         9,093
Foreign exchange (gain)/loss on Capital Bonds                         (4,977)          1,272         3,713
Deferred income taxes/(benefits)                                          188        (2,996)       (2,720)
Gain on repurchase of Capital Bonds                                   (1,191)              -             -
Provision for losses on accounts receivable                               123             80           108
Amortization of capital bonds issue costs                                 191            157           163
Amortization of warrants                                                  156              -             -
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses          4,605        (8,329)       (2,909)
Inventories                                                             (127)             44         (157)
Accounts payable, accrued expenses and other liabilities              (1,728)          7,131       (2,479)
Fees invoiced in advance                                                5,988          1,898         2,337
                                                                  ------------   ------------  ------------
Net cash provided by/(used in) operating activities                   $14,033       $(2,064)      $(2,614)
                                                                  ------------   ------------  ------------
Cash flows from investing activities:
Purchase of property, plant and equipment                             (4,177)        (3,295)       (3,648)
                                                                  ------------   ------------  ------------
Net cash used in investing activities                                $(4,177)       $(3,295)      $(3,648)
                                                                  ------------   ------------  ------------
Cash flows from financing activities:
Proceeds from issue of common shares                                    6,039             84            88
Proceeds from issue of warrants                                             -            680             -
Proceeds from long-term borrowings                                        334          4,321         1,728
Repayments of long-term borrowings                                    (4,627)           (93)             -
                                                                  ------------   -----------   -----------
Net cash provided by financing activities                              $1,746         $4,992        $1,816
                                                                  ------------   ------------  ------------
Effect of exchange rate changes on cash and cash equivalents              802          (679)         (743)
                                                                  ------------   ------------  ------------
Increase/(decrease) in cash and cash equivalents                       12,404        (1,046)       (5,189)
Cash and cash equivalents at beginning of year                          2,240          3,286         8,475
                                                                  ------------   ------------  ------------
Cash and cash equivalents at end of year                              $14,644         $2,240        $3,286
                                                                  ------------   ------------  ------------
                                                                  ------------   ------------  ------------
Supplementary disclosures:
Interest paid                                                        $(6,110)       $(6,267)      $(6,797)

Non-cash transactions:
Conversion of debt to equity                                           $2,400             $-            $-
Issuance of common stocks for promissory notes                           $684             $-            $-


The accompanying notes are an integral part of these consolidated financial statement.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

1.       THE COMPANY AND ITS OPERATIONS

Life  Sciences  Research  Inc.  ("LSR")  and  subsidiaries  (collectively,   the
"Company") is a leading contract research organization, offering worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies, is set out below:

Basis of Presentation

These financial statements are prepared in conformity with the accounting principles generally accepted in the United States of America ("US GAAP"). Under US GAAP, the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer is accounted for as a "reverse acquisition" for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon Life Sciences Group plc ("Huntingdon") (the accounting acquirer) are carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. In these financial statements, Huntingdon is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Huntingdon's financial position and results of operations. The equity of LSR is the historical equity of Huntingdon, retroactively restated to reflect the number of shares issued in the Exchange Offer. Certain reclassifications and eliminations have been recorded in the current year presentation to retroactively consolidate Huntingdon and LSR.

Principles of consolidation

The consolidated financial statements incorporate the accounts of LSR and each of its subsidiaries. All inter-company balances have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less at the date of purchase and consist principally of amounts temporarily invested in money market funds.

Inventories

Inventories are valued on a FIFO (first-in, first out) method at the lower of cost, or market value. They comprise materials and supplies.

Property and Equipment

Property and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis. Estimated useful lives are as follows:

         Buildings and facilities            15 - 50 years
         Plant and equipment                 4 - 25 years
         Vehicles                            5 years
         Computers and software              3 - 5 years

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice at a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

Foreign currencies

Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the statements of operations. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. Certain intercompany loans are determined to be of a long-term investment nature. The Company records gains and losses from remeasuring such loans as a component of other comprehensive income.

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate and assets and liabilities are translated at year-end exchange rates and shareholders' equity is translated at historical exchange rate. Translation adjustments are presented as a separate component of other accumulated comprehensive loss in the financial statements.

Leased assets

Assets held under the terms of capital leases are included in property and equipment and are depreciated on a straight-line basis over the lesser of the useful life of the asset or the term of the lease. Obligations for future lease payments, less attributable finance charges are shown within liabilities and are analyzed between amounts falling due within and after one year. Operating lease rentals are charged to the Consolidated Statement of Operations as incurred.

Pension costs

During the year the Company had a defined benefit pension plan and two defined contribution plans. One of the defined contribution plans covers all employees in the US; the other, those employees in the UK not eligible to join the defined benefit plan. The defined benefit pension plan provided benefits to employees based on their final pensionable salary. As of December 31, 2002, the defined benefit pension plan was curtailed. The gain on curtailment is recognized in the Statement of Operations according to SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits". The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting For Pensions". Pension information is presented in accordance with SFAS No. 132, "Employers' Disclosures About Pensions And Other Post Retirement Benefits". The net asset at transition, prior service cost and net (loss)/gain subject to amortization, outside the corridor, are being amortized on a straight-line basis over periods of 15 years, 10 years and 10 years respectively. The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

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

Income/(loss) per share

Income/(loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted income/(loss) per share is similar to the computation of basic income/(loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted income/(loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the losses of the Company.

Segment analysis

In accordance with the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Loans and Warrants

In accordance with Accounting Principles Board ("APB") Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Share Purchase Warrants", loans and warrants are recorded at their pro-rata fair values in relation to the proceeds received with the portion allowable to the warrants accounted for as paid-in-capital. The costs of raising long-term financing are capitalized as an asset and are amortized, using the effective interest method, over the term of the debt.

Stock-based compensation

The Company accounts for its stock option and stock-based compensation arrangements plans using the intrinsic-value method. Under the intrinsic value method, the difference between the amount the employee will pay the Company for stock acquired under the Company's incentive plans and the stock's fair value on the date of grant Is charged to expense. Since employees must pay the Company the grant date fair value for stock options, no expense is recorded for stock options. Alternatively, since employees do not pay for stock issued for deferred stock units granted, their grant date fair value is recorded as expense.

The following table reconciles net income and earnings per common stock (EPS), as reported, to pro forma net income and EPS, as if the Company had expensed the grant date fair value of both stock options and deferred stock units as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). These pro forma amounts may not be representative of the initial impact of adopting SFAS 123 since, as amended, it permits alternative methods of adoption.

                                                    Year ended              Year Ended        Year Ended December
                                                 December 31, 2002      December 31, 2001          31, 2000
                                              ------------------------ --------------------- ----------------------
                                                       $000                    $000                  $000
Net income/(loss)            As Reported              $2,697                 $(9,628)              $(9,763)
Less: Pro forma expense as
if stock options were
charged against net
income, net of tax
                                                       (59)                  (1,108)                (1,573)

                             Pro forma                 2,638                 (10,736)              (11,336)
Basic and Diluted EPS:       As Reported          $0.25 and $0.24      $(1.64) and $(1.64)    $(1.68) and $(1.68)
                             Pro forma            $0.25 and $0.24      $(1.83) and $(1.83)    $(1.95) and $(1.95)


The weighted average fair value of options granted in 2002 was $728,419. The options granted prior to that are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                                     2002
Dividend yield                                       0%
Volatility                                           40%
Risk-free interest rate                              3.72%
Expected term of options (in years)                  10 years

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after September 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement was effective for LSR for the first quarter of the fiscal year ended December 31, 2002. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30 ("Opinion 30"), "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company early adopted the provisions of this statement resulting in the inclusion of a $1.2 million gain in other income/(expense) in 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement had no impact on LSR's results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation has no effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Company has no arrangements that would be subject to this interpretation.

3.       PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

                                                                  2002                 2001
                                                                  $000                 $000
Property and equipment at cost:
Building and facilities                                        105,635               95,967
Plant, equipment, vehicles, computers and software              93,686               87,518
Assets in the course of construction                                47                  283
                                                        ---------------       --------------
                                                               199,368              183,768
Less: Accumulated depreciation                               (104,794)             (93,415)
                                                        ---------------       --------------
Property and equipment, net                                    $94,574              $90,353
                                                        ---------------       --------------

Depreciation expense aggregated $8,108,000, $8,307,000, and $9,093,000 for 2002,
2001 and 2000 respectively.

The net book value of assets held under capital leases and included above is as follows:
                                   Cost       Depreciation   Net book
                                                               Value
                                   $000          $000          $000
At December 31, 2002                848          362            486
At December 31, 2001                514          198            316


4.       INCOME TAXES

The components of income/(loss) before taxes and the related (expense)/benefit for tax for the years ended December 31 are as follows:

Income/(loss) before taxes                                      2002             2001              2000
                                                                $000             $000              $000
United Kingdom                                                 4,110         (11,036)          (14,182)
United States                                                 (1,162)          (1,588)             1,699
                                                           -------------    -------------     -------------
                                                               $2,948        $(12,624)         $(12,483)
                                                           -------------    -------------     -------------

The (expense)/benefit for income taxes by location               2002             2001             2000
of the taxing jurisdiction for the years ended                   $000             $000             $000
December 31, consisted of the following:
Current Taxation:
-        State Taxes - US                                        (63)                 -                -
Deferred taxation:
-        United Kingdom                                          (45)             2,886            3,108
-        United States                                          (143)               110            (388)
                                                           -------------     -------------    -------------
                                                               $(251)            $2,996           $2,720
                                                          -------------     -------------    -------------


Reconciliation between the US statutory rate and the effective rate is as follows:

                                     % of income/(loss) before income
                                                   taxes
                                           2002        2001        2000
                                              %           %           %
US statutory rate                            35        (35)        (35)
Foreign rate differential                   (9)           6           5
Non-deductible items including
   foreign exchange loss                   (31)           3           4
State taxes                                   2           -           -
Prior year adjustments                       11           -           4
                                    ------------  ----------  ----------
Effective tax rate                            8        (26)        (22)
                                    ------------  ----------  ----------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                            2002           2001
                                                            $000           $000
Current deferred tax assets:
Accrued liabilities                                            -             73
                                                       ----------     ----------
                                                              $-            $73
                                                       ----------     ----------
Non-current deferred tax assets:
Net operating losses - US                                  4,466          4,176
Net operating losses - UK                                 12,576         12,295
Net pension plan minimum liability adjustment - UK         5,789              -
Capital losses - UK                                       13,729         12,411
Valuation allowance - UK                                (13,729)       (12,411)
                                                       ----------     ----------
Net non-current deferred tax assets                      $22,831        $16,471
                                                       ----------     ----------


Non-current deferred tax liabilities:
Property and equipment                                    23,389         22,248
                                                       ----------     ----------
Total                                                    $23,389        $22,248
                                                       ----------     ----------
Net current deferred tax assets                              $ -            $73
Net non-current deferred tax assets                       $4,466         $4,176

Net non-current deferred tax liabilities                  $5,024         $9,953

In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

Of the gross amount of net operating losses in the US of $11,165,000, $3,954,000 expires in 2017, $6,163,000 expires in 2018, and $1,048,000 expires in 2021. The gross amount of net operating losses in the UK of $41,920,000, have no expiration date. The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

5.       LONG-TERM DEBT AND RELATED PARTY LOANS

                                              2002                      2001
                                              $000                      $000
Bank loans                                       -                     9,192
Non bank loans                              36,027                         -
Capital leases                                 100                       110
Convertible Capital Bonds                   47,590                    50,000
                                  -----------------           ---------------
                                            83,717                    59,302
Related party loans                            358                    28,821
                                  -----------------           ---------------
                                  -----------------           ---------------
                                           $84,075                   $88,123
                                  -----------------           ---------------

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.4 million ($36.0 million approximately), was refinanced by Stephens' Group Inc. and other parties. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The Company is taking all reasonable steps to conduct these transactions. The loan is held by Huntingdon Life Sciences Group plc and is secured by the guarantees of the wholly owned subsidiaries of the Company including, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. The value of the warrants was $430,000. The warrants were subsequently transferred to an unrelated third party.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In January 2003, the Company further repurchased and cancelled $945,000 principal amount of such bonds resulting in a gain of $0.5 million. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Other financing has been provided by a $2.9 million loan facility made available on September 25, 2000 by a director, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also includes a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. These loans from Mr. Baker and FHP are repayable on demand although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, $302,000 remains payable to Mr. Baker and $250,000 remains payable to FHP. Net of warrants, as discussed below, the corresponding amount payable on the FHP loan is $56,000. The former Stephens Group Inc. secured facility is subordinated to the bank loan. Interest was payable monthly at a rate of 10% per annum. With the consent of the bank lender, one half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

As noted above, on June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The  Company's   principal   financial   instruments   comprise  cash  and  cash
equivalents, accounts receivables, unbilled receivables and long-term debt. The Company does not hold financial instruments for trading purposes.

The estimated fair value of the Company's financial instruments as of December 31, 2002 and 2001 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

                                                                    2002                          2001
                                                             Carrying       Estimated        Carrying    Estimated
                                                                Value      Fair Value           Value   Fair Value
                                                                 $000            $000            $000         $000
Primary financial instruments held or
issued to finance the Company's operations:
Cash and cash equivalents                                      14,644          14,644           2,240        2,240
Accounts receivable                                            20,176          20,176          18,257       18,257
Capital leases - short-term                                       225             225             158          158
Accounts payable                                                8,574           8,574           9,899        9,899
Fees invoiced in advance                                       26,066          26,066          17,722       17,722
Long-term debt (excluding the Convertible Capital
Bond)                                                          36,485          36,485          38,123       38,123
Convertible Capital Bond                                       47,590          23,500          50,000       17,000


The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash  equivalents,  capital leases - short term,  accounts  payable and
fees  invoiced  in  advance:   The  estimated  fair  value  of  these  financial
instruments approximates their carrying values due to their short maturities.

Accounts receivables: The estimated fair value of these financial instruments approximates their carrying value due to their short maturities, less any provision for bad debt.

Long-term debt: The carrying value of these financial instruments approximates to the fair value due to their variable interest rates.

Convertible Capital Bond: The estimates fair values of the Company's Convertible Capital Bond is based on market prices at year-end.

7.       OTHER INCOME/(EXPENSE)

                                                                2002           2001           2000
                                                                $000           $000           $000

    Exchange gain/(loss) on capital bonds                      4,977        (1,386)        (3,544)
    Gain on partial repurchase of Capital Bonds                1,191              -              -
    Exchange offer costs                                     (1,246)        (2,868)              -
    Refinancing costs                                              -          (217)        (1,819)
                                                      ---------------    -----------    -----------
                                                              $4,922       $(4,471)       $(5,363)
                                                      ---------------    -----------    -----------

8.       COMMITMENTS AND CONTINGENCIES

Operating leases

Operating lease expenses were as follows:
                                       2002        2001        2000
                                       $000        $000        $000
Plant and equipment                     904        924         1184
Other operating leases                  392        127          69

The Company has commitments payable under operating leases as follows:

                   Year ended December 31                    $000

                    2003                                       956
                    2004                                       417
                    2005                                        95
                    2006                                        51
                    2007                                         1
                                                  -----------------
                                                            $1,520
                                                  -----------------
Capital Leases
                                                             $000
                    2003                                      225
                    2004                                      100
                                                  ------------------
                                                             $325
                                                  ------------------

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

9.       SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2002 and 2001, LSR had 11,932,338 and 5,870,305 respectively, of Voting Common Stock of par value of $0.01 each.

Warrants issued in conjunction with long-term debt and related party loans

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. The warrants were subsequently transferred to an unrelated third party.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Share option plans

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR 2001 Equity Incentive Plan was adopted effective October 4, 2001. Adoption of the LSR 2001 Equity Incentive Plan will enable LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan was approved by the shareholders of LSR, prior to the acquisition of Huntingdon.

Awards under the LSR 2001 Equity Incentive Plan may be granted by a committee designated by the LSR Board pursuant to the terms of the LSR 2001 Equity Incentive Plan (which has designated the Compensation Committee for such purpose) and may include: (i) options to purchase shares of LSR Voting Common Stock, including incentive stock options ("ISOs"), non-qualified stock options or both; (ii) stock appreciation rights ("SARs"), whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control or upon other events; (iii) restricted stock consisting of shares that are subject to forfeiture based on the failure to satisfy employment-related restrictions; (iv) deferred stock, representing the right to receive shares of stock in the future;
(v) bonus stock and awards in lieu of cash compensation; (vi) dividend equivalents, consisting of a right to receive cash, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of LSR Voting Common Stock or other periodic payments; or (vii) other awards not otherwise provided for, the value of which are based in whole or in part upon the value of the LSR Voting Common Stock. Awards granted under the LSR 2001 Equity Incentive Plan are generally not assignable or transferable except pursuant to a will and by operation of law.

The flexible terms of the LSR 2001 Equity Incentive Plan are intended to, among other things, permit the stock option committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of any award if performance objectives are not met or linking the time of exercisability or settlement of an award to the attainment of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162 (m) of the United States Internal Revenue Code such performance objectives shall be based solely on (i) annual return on capital; (ii) annual earnings or earnings per share; (iii) annual cash flow provided by operations; (iv) changes in annual revenues; (v) stock price; and/or
(vi) strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

LSR's Compensation Committee, which administers the 2001 LSR Equity Incentive Plan, has the authority, among other things, to: (i) select the directors, officers and other employees and independent contractors entitled to receive awards under the 2001 LSR Equity Incentive Plan; (ii) determine the form of awards, or combinations of awards, and whether such awards are to operate on a tandem basis or in conjunction with other awards; (iii) determine the number of shares of LSR Voting Common Stock or units or rights covered by an award; and
(iv) determine the terms and conditions of any awards granted under the 2001 LSR Equity Incentive Plan, including any restrictions or limitations on transfer, any vesting schedules or the acceleration of vesting schedules, any forfeiture provision or waiver of the same and including any terms and conditions necessary or desirable to ensure the optimal tax result for participating personnel and the Company including by way of example to ensure that there is no tax on the grant of the rights and that such tax only arises on the exercise of rights or otherwise when the LSR Voting Common Stock unconditionally vests and is at the disposal of such participating personnel. The exercise price at which shares of LSR Voting Common Stock may be purchased pursuant to the grant of stock options under the 2001 LSR Equity Incentive Plan is to be determined by the Compensation Committee at the time of grant in its discretion, which discretion includes the ability to set an exercise price that is below the fair market value of the shares of LSR Voting Common Stock covered by such grant at the time of grant.

The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the 2001 LSR Equity Incentive Plan (determined immediately after the grant of any award), may not exceed 20 percent of the aggregate number of shares of LSR Voting Common Stock then outstanding.

The 2001 LSR Equity Incentive Plan may be amended, altered, suspended, discontinued, or terminated by the LSR Board without LSR Common Stockholder approval unless such approval is required by law or regulation or under the rules of any stock exchange or automated quotation system on which LSR Voting Common Stock is then listed or quoted. Thus, LSR Common Stockholder approval will not necessarily be required for amendments, which might increase the cost of the plan or broaden eligibility. LSR Common Stockholder approval will not be deemed to be required under laws or regulations that condition favorable tax treatment on such approval, although the LSR Board may, in its discretion, seek LSR Common Stockholder approval in any circumstances in which it deems such approval advisable.

LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors as of that date, and employees, including the Named Executive
Officers:

Grants to Directors
Name                                     Number Granted
----                                     --------------
Gabor Balthazer                          20,000
John Caldwell                            20,000
Kirby Cramer                             40,000

Grants to Named Executive Officers
Name                                     Number Granted
----                                     --------------
Andrew Baker                             200,000
Brian Cass                               200,000
Frank Bonner                             35,000
Julian Griffiths                         60,000
Richard Michaelson                       90,000

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted to employees and directors, on the terms set forth above, are listed as follow:

Date of Grant            Numbers Granted           Exercise Price
-------------            ---------------           --------------
March 1, 2002            1,142,000                 $1.50
September 3, 2002        20,000                    $2.40
October 21, 2002         15,000                    $2.03


                                          Shares       Wtd Avg. Ex Price
                                           (000)
Outstanding at start of period                 -                     $-
Granted                                    1,177                   1.53
                                     ----------------------------------
December 31, 2002                          1,177                  $1.53
                                     ----------------------------------
Exercisable at end of year                   589                  $1.53
Weighted average fair value of
options granted                             $901

Huntingdon Life Sciences Group plc Stock Option Plan

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and are considered to have no value.

10.  EMPLOYEE BENEFITS

During the year, the Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme (the "HLS Defined Benefit Pension Plan") a funded pension plan providing benefits, based on final pensionable salary, for certain Company employees in the UK. This Plan was closed to new entrants from April 5, 1997. As of December 31, 2002 management decided to permanently suspend the accumulation of plan benefits of vested employees in the plan, and therefore, the HLS Defined Benefit Pension Plan was curtailed. This suspension of benefits resulted in a gain on curtailment of $8.41 million at December 31, 2002, which has been recorded as a reduction of the Company's unrecognized net actuarial loss.

The components of the net periodic benefit cost of the HLS Defined Benefit Pension Plan for the years ended December 31, are as follows:

                                                                      2002                2001                2000
                                                                      $000                $000                $000
Service cost, benefits earned during the year                        1,466               1,493               1,548
Interest cost on projected benefit obligation                        5,581               5,720               5,823
Expected return on plan assets                                     (6,455)             (7,071)             (7,757)
Amortization of prior service cost                                       -                  44                  90
Amortization of transition asset                                     (238)               (230)               (237)

                                                               -------------       ------------       -------------
Net periodic benefit/(cost)                                            $354              $(44)              $(533)
                                                               -------------       ------------       -------------
The major assumptions used in calculating
the pension expense were:
                                                                      2002                2001                 2000
Discount rate                                                        5.75%               6.00%                6.00%
Rate of increase of future compensation                                N/A               3.75%                3.75%
Long-term rate of return on plan assets                              8.25%               7.25%                7.25%



A reconciliation of the projected benefit obligation for the HLS Defined Benefit Pension Plan to the accrued pension expense recorded as of December 31 is as follows:


                                                                      2002                2001                 2000
                                                                      $000                $000                 $000
Projected benefit obligation                                      (99,068)            (91,467)             (99,003)
Plan assets at market value                                         81,356              86,492              100,083
                                                               ------------       -------------       --------------
                                                               ------------       -------------       --------------

Funded status                                                     (17,712)             (4,975)                1,080
Unrecognized net actuarial loss/(gain)                              19,678               5,712              (1,733)
Adjustment for minimum liability - pretax                         (19,296)                   -                    -
Unrecognized prior service cost                                          -                   -                   45
Unrecognized net asset at transition                                 (382)               (563)                (826)
                                                               ------------       -------------       --------------
(Accrued)/prepaid pension expense                                  $17,712                $174             $(1,434)
                                                               ------------       -------------       --------------
                                                               ------------       -------------       --------------
Change in plan assets
Fair value of assets, beginning of year                             86,492             100,083              110,740
Foreign currency changes                                             8,238             (2,573)              (8,101)
Actual loss on plan assets                                        (13,299)            (10,571)              (2,571)
Employer contributions                                               1,654               1,517                1,622
Employee contributions                                                 752                 728                  708
Benefit payments                                                   (2,481)             (2,692)              (2,315)
                                                               ------------        ------------       --------------
                                                               ------------        ------------       --------------
Fair value of assets, end of year                                  $81,356             $86,492             $100,083
                                                               ------------        ------------       --------------
                                                               ------------        ------------       --------------
Change in projected benefits obligation
Projected benefit obligation, beginning of year                     91,467              99,003              101,755
Foreign currency changes                                            10,013             (2,545)              (7,445)
Service cost                                                         1,466               1,493                1,548
Interest cost                                                        5,581               5,720                5,823
Actuarial (gains)/losses                                               681            (10,240)              (1,071)
Gain on curtailment                                                (8,411)                   -                    -
Employee contributions                                                 752                 728                  708
Benefit payments                                                   (2,481)             (2,692)              (2,315)
                                                               ------------        ------------       --------------
                                                               ------------        ------------       --------------
Projected benefit obligation, end of year                          $99,068             $91,467              $99,003
                                                               ------------        ------------       --------------


On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2002 was $1.3 million (2001, $1.3 million and 2000, $0.8 million).

11.  GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2002, 2001 and 2000, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

Geographical segment information is as follows:

                                                     US                 UK              Total
                                                   $000               $000               $000
   2002 Revenues                                 24,891             90,851            115,742
        Operating income before other
        operating expense                           301              3,963              4,264
        Operating income                            301              3,963              4,264
        Long-lived assets (A)                    20,437            112,776            133,203
        Property and equipment, net               9,615             84,959             94,574
        Depreciation & amortization               1,335              6,773              8,108
        Capital expenditure
                                                    996              3,181              4,177
        Total assets                             23,483            124,927            148,410

   2001 Revenues                                 23,501             75,705             99,206
        Operating (loss) before other
        expense/income                            (109)              (784)              (893)
        Other operating expense                       -              (750)              (750)
        Operating (loss)                          (109)            (1,534)            (1,643)
        Long-lived assets (A)                    19,693            111,138            130,831
        Property and equipment, net              10,132             80,221             90,353
        Depreciation & amortization               1,416              6,891              8,307
        Capital expenditure                       1,151              2,144              3,295
        Total assets                             20,929            113,035            133,964

   2000 Revenues                                 22,929             73,035             95,964
        Operating income/(loss) before other
        expense/ income                           1,699            (1,615)                 84
        Operating income/(loss)                   1,699            (1,615)                 84
        Long-lived assets (A)                    20,324            121,395            141,719
        Property and equipment, net              10,403             87,257             97,660
        Depreciation & amortization               1,598              7,495              9,093
        Capital expenditure                       1,752              1,896              3,648
        Total assets                             21,950            124,157            146,107

(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.


Revenues from customers (based on location of customers)

                              2002               2001             2000
                              $000               $000             $000
United States               37,316             34,705           39,733
Europe                      51,551             39,082           32,919
Rest of World               26,875             25,419           23,312
                      -------------     --------------     ------------
                          $115,742            $99,206          $95,964
                      -------------     --------------     ------------


12.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

                                             Balance as of     Exchange      Charged to     Accounts     Balance as
                                             beginning of     Adjustment     operations    written off    of end of
                                                period                                                     period
                                                 $000            $000           $000          $000          $000
Allowance for uncollectible accounts
deducted from trade debtors
December 31, 2002                                 164             17            294           (188)          287
December 31, 2001                                 86             (2)             80             0            164
December 31, 2000                                 186            (14)           108           (194)          86



13.  OTHER RELATED PARTY TRANSACTIONS

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($335,998), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($69,840) per year from the (pound)66,000 ($104,762) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($340,476) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2002 is (pound)400,680 ($645,000 at year-end foreign exchange rates).

Julian Griffiths, a director of LSR and Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($83,837), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. Repayment of the promissory note will be made by automatic monthly deduction of (pound)943.56 ($1,498) from Mr. Griffith's salary. Total amount of this loan as of December 31, 2002 is (pound)24,230 ($39,000 at year-end foreign exchange rates).

14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2002 and December 31, 2001.

Year ended December 31, 2002                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                        26,135             28,590             29,951             31,066
Cost of sales                                 (21,646)           (23,120)           (24,122)           (24,515)
                                      --------------------------------------------------------------------------
Gross profit                                     4,489              5,470              5,829              6,551
Selling and administrative expenses            (4,302)            (4,324)            (4,538)            (4,911)
                                      --------------------------------------------------------------------------
Operating income                                   187              1,146              1,291              1,640
Interest income                                      6                 27                 20                 13
Interest expense                               (1,627)            (1,524)            (1,522)            (1,631)
Other (expense)/income                         (2,623)              3,241              1,747              2,557
                                      --------------------------------------------------------------------------
(Loss)/income before taxes                     (4,057)              2,890              1,536              2,579
Income tax benefit/(expense)                       742                 26               (34)              (985)
                                      --------------------------------------------------------------------------
Net (loss)/income                             $(3,315)             $2,916             $1,502             $1,594
                                      --------------------------------------------------------------------------
                                      --------------------------------------------------------------------------
(Loss)/earnings per share                      $(0.48)              $0.24              $0.13              $0.13


                                                                    Quarter Ended
Year ended December 31, 2001                  March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                        22,689             24,012             25,707             26,798
Cost of sales                                 (20,915)           (20,454)           (21,648)           (21,116)
                                      --------------------------------------------------------------------------
Gross profit                                     1,774              3,558              4,059              5,682
Selling and administrative costs               (4,006)            (4,178)            (3,786)            (3,996)
Other operating (loss)/income                    (174)                169                  -              (745)
                                      --------------------------------------------------------------------------
Operating (loss)/income                        (2,406)              (451)                273                941
Interest income                                     39                 36                 14                 15
Interest expense                               (1,668)            (1,616)            (1,621)            (1,709)
Other (expense)/income                         (2,071)              (346)               1086            (3,140)
                                      --------------------------------------------------------------------------
Loss before taxes                              (6,106)            (2,377)              (248)            (3,893)
Income tax benefit                               1,770                705                300                221
                                      --------------------------------------------------------------------------
Net (loss)/income                             $(4,336)           $(1,672)                $52           $(3,672)
                                      --------------------------------------------------------------------------

(Loss)/earnings per share                      $(0.74)            $(0.28)              $0.09            $(0.63)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


(i) LSR announced on February 28, 2003, that its independent auditors, Deloitte & Touche LLP ("D&T"), would not stand for reelection following completion of the 2002 audit. D&T advised LSR that their decision was made as a result of harassment they received from animal rights extremists and not as a result of any accounting dispute, disagreement or concern with LSR as of the date of such announcement. There have not been any such disputes or disagreements between LSR and D&T as of the date of such announcement.

(ii) The reports of D&T on LSR's financial statements for each of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)D&T advised LSR of its determination that following completion of its 2002 audit D&T would not stand for reappointment.

(iv) In connection with the audits of the Company's financial statements for each of its two most recent fiscal years and through the date of this report, there were no disagreements with D&T on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the matter in connection with its report.

(v) During LSR's two most recent fiscal years and through the date of this report, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

D&T has furnished LSR with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

LSR has not yet engaged new auditors to replace D&T.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name                    Age     Office Held

Andrew Baker            54      Director
                                Chairman of the Board & Chief Executive Officer
Gabor Balthazar         61      Director
Brian Cass              55      Director, Managing Director/President
Afonso Junqueiras       46      Director, appointed January 15, 2003.
Richard Michaelson      51      Chief Financial Officer & Secretary
Yaya Sesay              60      Director, appointed January 10, 2003

(a)      Identification of Directors

Andrew Baker became a director and Chairman and Chief Executive Officer of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated ("Corning") and held the posts of President and CEO of MetPath Inc., Corning's clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Diagnostics Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Mr. Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, which is a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed Focused Healthcare Partners ("FHP"), an investment partnership that acts as general partner for healthcare startup and development companies.

Gabor Balthazar became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as the Senior Independent Non-Executive Director in March 2000. He has been active in international marketing and management consulting for almost 30 years. He was a founding Board member of Unilab Corporation, serving as President from 1989 to 1992, and continuing to sit on Unilab's Board until November 1999. From 1985 to 1997, Mr. Balthazar served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and to Unilabs Holdings SA, a Swiss clinical laboratory testing holding company, from 1987 to 1992. He is a graduate of the Columbia Law School and the Columbia Business School in New York City.

Brian Cass, FCMA, CBE, became a director and Managing Director/President of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Managing Director/Chief Operating Officer in September 1998. Prior to joining Huntingdon he was a Vice President of Covance Inc. and Managing Director of Covance Laboratories Ltd., (previously Hazleton Europe Ltd) for nearly 12 years, having joined the company in 1979 as Controller. Brian Cass worked at Huntingdon Research Center between 1972 and 1974 and has previous experience with other companies in the electronics and heavy plant industries. He has also held directorships with North Yorkshire Training & Enterprise Council Ltd and Business Link North Yorkshire Ltd. In June 2002, Mr. Cass was also appointed as a Commander in the Most Excellent Order of the British Empire (CBE).

Afonso Junqueiras became a director of LSR on January 15, 2003. He is a civil engineer and has been President and a director of a South American private civil engineering firm since 1997.

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

Yaya Sesay, 60, served as a senior government official of an African nation for approximately 25 years, culminating in his service as Financial Secretary of the Ministry of Finance for three years. For the past five years, Mr. Sesay has been an international businessman with an interest in the development of pharmaceutical products.

The Articles of Amendment and Restatement of LSR provide that the directors shall be not less than one in number and there shall be no maximum number of directors. Any director appointed by the board of directors holds office only until the next following annual meeting, at which time he shall be eligible for re-election by the stockholders. Directors may be removed from office only for cause.

No director or executive officer has a family relationship with any other director or executive officer.


ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months ended December 31, 2002 the aggregate compensation of the Executive Officers as a group, paid or accrued, was $1,254,750.

Employment Agreements

Andrew Baker

The services of Mr. Baker are provided for not less than 100 days per year through a management services contract between Huntingdon and FHP. Mr. Baker controls FHP. Under the contract, FHP agrees to provide the services of Mr. Baker as Chairman and CEO of the Company. The management services contract will continue until terminated on 12 months' written notice from either party.

Under  the  management   services   contract  FHP  is  paid  an  annual  fee  of
(pound)200,000. Mr. Baker receives contributions to his private pension arrangements, equivalent to 33 percent of this basic annual fee. The management services contract may be terminated if either FHP or Mr. Baker is guilty of serious misconduct or is in material breach of the terms of the contract, among other reasons. In the event of termination without "cause" following a "change in control", as defined, FHP would receive a payment equal to 2.99 times this annualized fee plus an amount equal to 2.99 times all incentive compensation earned or received by FHP or Mr. Baker during the 12 months prior to termination.

Both FHP and Mr. Baker are bound by confidentiality restrictions and a restriction preventing Mr. Baker from holding any interests conflicting with those of the Company, without the Company's consent. Mr. Baker has undertaken to the Company that, during the continuance of the management services contract, he will not without the prior consent of the Company, be concerned or interested in any business, which competes, or conflicts with the business of the Company.

Brian Cass

The services of Mr. Cass are provided through a service agreement between Huntingdon Life Sciences Limited (a wholly owned subsidiary of Huntingdon) and Mr. Cass, which appoints Mr. Cass as President/Managing Director of the Company. Mr. Cass' service agreement can be terminated on two years' written notice from either party.

Mr. Cass receives a gross salary of (pound)200,000 per annum. Under the service agreement, Mr. Cass is also entitled to health insurance, life insurance, personal accident insurance and medical expenses insurance. Mr. Cass receives contributions to his private pension arrangements, equivalent to 33 percent of his basic annual salary. He is also entitled to a non-pensionable car allowance of (pound)1,000 gross per month and (pound)2,000 per month as relocation allowance. Mr. Cass' service agreement also provides for payment to Mr. Cass of a bonus, at the absolute discretion of the Company's Board. In the event of termination without "cause" following a "change in control", as defined, Mr. Cass would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Cass during the 12 months prior to termination.

Mr. Cass' service agreement may be terminated if Mr. Cass is guilty of serious misconduct or is in material breach of the terms of the service agreement or is in breach of the model code for securities transactions by directors of listed companies, among other reasons.

Mr. Cass is bound by confidentiality restrictions and a restriction preventing him from being engaged, concerned or interested in any business that conflicts with the business of the Company or any subsidiary unless either the Company's Board otherwise consents or the interest is limited to a holding or other interest of no more than 5 percent of the total amount of shares or securities of any company quoted on a recognized investment exchange.

Richard Michaelson

The services of Mr. Michaelson are provided through a service agreement between him and Huntingdon Life Sciences Inc. (a wholly owned subsidiary of Huntingdon). The service agreement appoints Mr. Michaelson as Chief Financial Officer and Secretary of the Company. Mr. Michaelson's service agreement will continue until terminated by Mr. Michaelson on thirty days' written notice or by Huntingdon Life Sciences Inc. on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr. Michaelson would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Michaelson during the 12 months prior to termination.

Mr. Michaelson receives an annual salary of $200,000 gross and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance and participation in the 401(k) Plan of Huntingdon Life Sciences Inc. Mr. Michaelson's service agreement also provides for the payment of a bonus to Mr. Michaelson in the absolute discretion of the Company's Board.

In addition, Mr. Michaelson is entitled to a car allowance of $1,000 gross per month.

The agreement may be terminated if Mr. Michaelson is guilty of serious misconduct or is in material breach of the terms of the service agreement, amongst other reasons.

Mr. Michaelson is bound by confidentiality restrictions and a restriction preventing him from being engaged, concerned or interested in any business conflicting with the business of the Company or any subsidiary unless the Board otherwise consents or the interest is limited to a holding or other interest of no more than 5 percent of the total amount of shares or securities of any company quoted on a recognized investment exchange.

Discretionary bonus plan

The Company operates a discretionary bonus plan for executive officers and key managers based upon improvements to operating income and achievement of pre-defined targets. No bonus awards were made in respect of 2000, 2001 or 2002.

The following table shows the remuneration of Executive Officers in the 12 Months ended December 31, 2002, 2001, and 2000;

                                               Annual Compensation                        Long Term Compensation
                                                                                                  Awards

   Name And Principal        Year        Salary         Bonus         Other Annual           Number Of Shares
        Position                                                      Compensation          Underlying Options
Mr. A H Baker                2002       300,780           -              100,160                  200,000
Chairman and Chief           2001       288,006           -              95,990                      -
Executive Officer            2000       288,000           -              95,040                      -

Dr F W Bonner                2002       221,073           -              20,053                   30,000
Director of Science &        2001       211,680           -              20,395                   10,000
Technology of Huntingdon     2000       211,680           -              19,367                    7,500

Mr. B Cass                   2002       300,780           -              160,327                  200,000
Managing Director            2001       280,741           -              153,311                     -
                             2000       288,800           -              153,936                     -

Mr K Cramer                  2002        36,898           -                 -                     40,000
                             2001        60,000           -                 -                        -
                             2000        60,000           -                 -                        -

Mr. J T Griffiths            2002       187,988           -              54,547                   60,000
Financial Director           2001       120,960           -              40,229                   10,000
Company Secretary of         2000       120,960           -              44,070                    7,500
Huntingdon

Mr. Richard A. Michaelson    2002       196,923           -              11,917                   90,000



Messrs. Baker, Bonner, Cass and Griffiths are paid in UK pounds sterling. The amounts have been converted at the rate of $1.5039 to (pound)1.00 for the purposes of the above table.

Dr. Bonner and Mr. Griffiths did not stand for re-election as directors of LSR at the June 10, 2002 Annual Meeting of Stakeholders and accordingly ceased being directors of LSR as of that date. Mr. Cramer resigned as a director effective January 19, 2003.

One Director is a member of the Group Personal Pension Plan. The other Directors' pension contributions are privately invested.

EQUITY INCENTIVE PLANS

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan. Adoption of the LSR 2001 Equity Incentive Plan will enable LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan is approved by the shareholders.

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

The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the 2001 LSR Equity Incentive Plan (determined immediately after the grant of any award) may not exceed 20 per cent of the aggregate number of shares of LSR Voting Common Stock then outstanding.

The 2001 LSR Equity Incentive Plan may be amended, altered, suspended, discontinued, or terminated by the LSR Board without LSR Voting Common Stockholder approval unless such approval is required by law or regulation or under the rules of any stock exchange or automated quotation system on which LSR Voting Common Stock is then listed or quoted. Thus, LSR Voting Common Stockholder approval will not necessarily be required for amendments, which might increase the cost of the plan or broaden eligibility. LSR Voting Common Stockholder approval will not be deemed to be required under laws or regulations that condition favorable tax treatment on such approval, although the LSR Board may, in its discretion, seek LSR Voting Common Stockholder approval in any circumstances in which it deems such approval advisable.

No awards were granted during 2001 pursuant to the 2001 LSR Equity Incentive Plan. The LSR Board has designated the Compensation Committee of the Board to serve as the stock option committee.

LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors as of that date, and employees, including the Named Executive
Officers:

Grants to Directors
Name                          Number Granted
----                          --------------
Gabor Balthazar               20,000
John Caldwell                 20,000
Kirby Cramer                  40,000

Grants to Named Executive Officers
----------------------------------
Name                          Number Granted
----                          --------------
Andrew Baker                  200,000
Brian Cass                    200,000
Frank Bonner                  35,000
Julian Griffiths              60,000
Richard Michaelson            90,000

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted to employees and directors, on the terms set forth above, are listed as follows:

Date of Grant                  Numbers Granted             Exercise Price
-------------                  ---------------             --------------
March 1, 2002                  1,142,000                   $1.50
September 3, 2002              20,000                      $2.40
October 21, 2002               15,000                      $2.03


                                         Shares            Wtd Avg. Ex Price
                                          (000)
Outstanding at start of period                 -                          $-
Granted                                    1,177                        1.53
                                     ---------------------------------------
December 31, 2002                          1,177                       $1.53
                                     ---------------------------------------
Exercisable at end of year                   589                       $1.53
Weighted average fair value of
options granted                             $901

Huntingdon Life Sciences Group plc Stock Option Plan

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and are considered to have no value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MARCH 18, 2003.

The following table sets forth, as of March 13, 2003, certain information regarding the beneficial ownership of the shares of LSR common stock, by (a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Common Stock (none other than Mr. Baker and Mr. Cass, who are each a Director and Executive Officer of LSR); (b) each Director or Executive Officer of LSR or principal subsidiary; and (c) all Directors and Executive Officers as a group.

                                                                       Percent of
Name                                   Number of Shares            Outstanding Shares
Mr. A. Baker                                  2,710,089  (1)            21.6%
Mr. G. Balthazar                                 20,000  (2)              *
Mr. B. Cass                                     620,000  (3)             5.1%
Mr. J. Griffiths                                110,000  (4)              *
Mr. A. Junqueiras                                    --                  --
Mr. R. Michaelson                               314,800  (5)             2.6%
Mr. Y. Sesay                                         --                  --
All Directors and Executive Officers          3,774,889                 29.0%
as a Group


* Signifies less than 1%. All percentages calculated on the basis of 11,932,338 outstanding shares of Voting Common Stock. Shares subject to issuance upon presently exercisable options or Warrants are included in the number of outstanding shares for purposes of calculating that holder's percentage interest, as well as the aggregate percentage interest of all directors and Executive Officers as a group.

(1) Includes presently exercisable options to purchase 200,000 shares and presently exercisable warrants to purchase 410,914 shares. 1,335,175 of such shares are beneficially owned by First Investments LLC, a Nevada limited liability company of which Mr. Baker owns 69% of the membership interests, with the remaining 31% of the membership interests being owned by Search for a Cure LLC. 684,000 of such shares are owned by Focused Healthcare Partners Ltd, a Bahamas corporation that is controlled by Mr. Baker. 490,914 of such shares (including the 410,914 shares subject to presently exercisable warrants noted above) are beneficially owned by Focused Healthcare Partners LLC, a New Jersey limited liability company that is controlled by Mr. Baker.

(2)  Includes presently exercisable options to purchase 20,000 shares.

(3)  Includes presently exercisable options to purchase 200,000 shares

(4) Includes presently exercisable options to purchase 60,000 shares, plus 50,000 shares beneficially owned by Morven LLC, a Delaware limited liability company that is controlled by Mr. Griffiths.

(5) Includes presently exercisable options to purchase 90,000 shares, and 175,000 shares beneficially owned by Hawk Investments LLC, a Delaware limited liability company that Mr. Michaelson controls and of which he directly owns 100,000 shares.

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 18, 2003.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) A $2,910,800 ((pound)2,000,000) facility was made available to the Company on September 25, 2000 by a director. Mr. Baker. This has been drawn down in full. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable monthly at a rate of 10% per annum. By Amendment No. 2 to that loan facility, dated March 20, 2001, FHP became party to the loan and $550,000 of the amount loaned was transferred to FHP. On March 28, 2002 $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. As a result of such conversions approximately $302,000 remains payable to Mr. Baker and $250,000 remains payable to FHP.

(2) On January 20, 2001 the Company's bank loan was refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party at the time, and the other two banks that were part of the original loan syndicate. That loan was transferred to another party effective February 11, 2002. The loan is now repayable on June 30, 2006 and interest is payable in quarterly breaks at a rate of "LIBOR" plus 1.75% per annum. The loan is secured by guarantees from LSR, Huntingdon Life Sciences Group plc, Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc., collateralized by all the assets of those companies.

(3) In accordance with the terms of a facility agreement dated July 19 2001 and as amended on October 52001, the Stephens Group Inc. made $2,910,800 ((pound)2,000,000) available to the Company, which was available for a period of one year from July 19 2001. That loan was transferred to another party effective February 11, 2002. This amount, which is secured and subordinated to the bank debt, was drawn down in full. Interest was payable monthly at a rate of 10% per annum. With the consent of the bank lender, one half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

(4) In October 2001 the Company issued to Stephen Group Inc., warrants to purchase up to 704,425 shares of Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of the refinancing of the bank loan by the Stephens Group Inc. in January 2001. These warrants are exercisable at any time and will expire on October 9, 2011. The warrants were subsequently transferred to an unrelated third party.

     In addition at the June 11, 2002 shareholders meeting, shareholders approved the issuance to FHP of warrants to purchase up to 410,914 shares of Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of negotiations regarding the provision of the $2,910,800 ((pound)2,000,000) loan facility made available to the Company on September 25, 2000 by Mr. Baker who controls FHP.

(5) Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($335,998), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($69,840) per year from the (pound)66,000 ($104,762) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($340,476) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2002 is (pound)400,680 ($645,000 at year-end foreign exchange rates).

(6) Julian Griffiths, a director of LSR and Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($83,837), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. Repayment of the promissory note will be made by automatic monthly deduction of (pound)943.56 ($1,498) from Mr. Griffith's salary. Total amount of this loan as of December 31, 2002 is (pound)24,230 ($39,000 at year-end foreign exchange rates).


ITEM 14.   CONTROLS AND PROCEDURES

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

PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this report
        ----------------------------------------------
(1)     Index to Financial Statements
        Life Sciences Research, Inc.

        Independent Auditors' Report

        Consolidated Statements of Operations- Years ended
        December 31, 2002, 2001, and 2000

        Consolidated Balance Sheets - December 31, 2002 and 2001

        Consolidated Statements of Changes in Shareholders' (Deficit)/Equity and Comprehensive Loss - Years ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000

        Notes to Consolidated Financial Statements

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

3.2 Bylaws of the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

4.1  Subscription  Agreement  dated  August 1, 1991  among HIH  Capital  Limited
     ("HCL"), HLS, Chase Manhattan Bank Luxembourg S.A. (the "Custodian"), J Henry Schroder Wagg & Co. Limited and Others. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.2 Trust Deed, dated August 12, 1991 among HCL, HLS and The Law Debenture Trust Corporation plc INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.3  Deed  Poll,  dated  August  12,  1991,  executed  by HLS.  INCORPORATED  BY
     REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.4 Custodian Agreement, dated August 1, 1991 among the Custodian, HCL, and HLS. INCORPORATED BY REFERENCE TO HLS'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.5 Deed Poll, dated October 16, 2001, executed by Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NO. 333-71408.

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

10.3 An agreement between HLS, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and various banks replacing the third intercreditor agreement between the parties dated March 17, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.4 A Management Services Agreement dated August 7, 1998 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.5 A Deed of Undertaking between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.6 Amendment dated January 26, 2000 to the Management Services Agreement dated August 7, 1999 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.7 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. B Cass INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.8 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. J Griffiths. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.9 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Dr F Bonner. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.10A  letter  of  appointment  dated  March  21,  2000  between  HLS and Mr. G
     Balthazar. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.11Option  Deed  dated   September  2,  1998  between  HLS  and  Andrew  Baker
     INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.12Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended on June 3, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.13Rules  of  the  Huntingdon  Life  Sciences  Group  Incentive   Option  Plan
     INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.14Registrant's  2001 Equity  Incentive  Plan.  INCORPORATED  BY  REFERENCE TO
     REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.15Loan Facility  Letter,  dated  September  25, 2000,  between HLS and Andrew
     Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.16Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.17Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. FILED HEREWITH.

10.18Amendment  Agreement  dated  February  19, 2001  relating  to a  Facilities
     Agreement dated August 7, 1998 among HLS,  Huntingdon Life Sciences Limited
     (HLSL), Huntingdon Life Sciences Inc. (HLSI), the Banks (as defined therein) and Stephens Group Inc. as Agent. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.19Fifth  Intercreditor  Agreement,  dated  February  19, 2001 among  Stephens
     Group Inc. (as Agent), HLSF LLC, Allfirst Bank, Comerica Bank, the Company, HLSL, HLSI, Andrew Baker and Stephens Group Inc. (as Funder). INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.20Subscription and Investor Rights Agreement,  dated October 9, 2001, between
     LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.21Subscription and Investor Rights Agreement,  dated October 9, 2001, between
     LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.22Warrant,  dated October 9, 2001, issued by the Registrant.  INCORPORATED BY
     REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.23Form of Director's  Irrevocable  Undertaking.  INCORPORATED BY REFERENCE TO
     REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.24Inducement  Agreement,  dated  October 9, 2001 between the  Registrant  and
     HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.25Warrant,  dated June 11, 2002,  issued by the  Registrant.  INCORPORATED BY
     REFERENCE TO REGISTRANT'S PROXY STATEMENT ON SCHEDULE 14A, DATED MAY 10, 2002.

10.26Service  Agreement,  dated as of April 1,  2000,  between  Huntingdon  Life
     Sciences, Inc. and Richard Michaelson. FILED HEREWITH.

10.27Amendment No. 1 to Service  Agreement  between  Huntingdon  Life  Sciences,
     Inc. and Richard Michaelson, dated as of April 15, 2002. FILED HEREWITH.

10.28Amendment  No. 1 to Service  Agreement  between  Huntingdon  Life  Sciences
     Limited and Brian Cass, dated as of April 15, 2002. FILED HEREWITH.

10.29Amendment  No. 1 to Service  Agreement  between  Huntingdon  life  Sciences
     Limited and Julian Griffiths, dated as of April 15, 2002. FILED HEREWITH.

10.30Amendment No. 2 to Management  Services  Agreement between  Huntingdon Life
     Sciences Group plc and Focused Healthcare Partners, dated as of April 15, 2002. FILED HEREWITH.

21.1 Subsidiaries FILED HEREWITH

99.1 Press Release, dated March 25, 2003, announcing fourth quarter and full year 2002 results. FILED HEREWITH.


(b) Reports on Form 8-K

None in the fourth quarter.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                           Life Sciences Research Inc.
                                  (Registrant)


By:      /s/ Richard Michaelson

Name:    Richard Michaelson
Title:   CFO & Secretary
Date:    March 28, 2003


CEO Certification

I, Andrew Baker, as Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Life Sciences  Research,
     Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report,

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:    March 28, 2003            /s/      Andrew H Baker
                                                     ------------------------
                                                     Andrew H Baker
                                                     Chief Executive Officer



CFO Certification

I, Richard Michaelson, as Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Life Sciences  Research,
     Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report,

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    March 28, 2003            /s/      Richard Michaelson
                                                     -------------------------
                                                     Richard Michaelson
                                                     Chief Financial Officer