Form 10-Q
period 2003-03-31
LIFE SCIENCES RESEARCH INC
filed 2003-05-12
CIK 1158833

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-33505


                            ------------------------



                          LIFE SCIENCES RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    MARYLAND
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   52-2340150
                      (I.R.S. Employer Identification No.)

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

           Yes X                     No __

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes  __                   No X

At May 8, 2003:            11,932,338 Voting Common Stock of $0.01 each
--------------------------------------------------------------------------------

TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                           Page

            Item 1  Condensed Consolidated Statements of Operations
                    for the three months ended March 31, 2003 and 2002.       3

                    Condensed Consolidated Balance Sheets at March 31,
                    2003 and December 31, 2002.                               4

                    Condensed Consolidated Statements of Cash Flows for
                    the three months ended March 31, 2003 and 2002.           5

                    Notes to Condensed Consolidated Financial Statements.     6

            Item 2  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                      8

            Item 3  Quantitative and Qualitative Disclosures
                    about Market Risk.                                       15

            Item 4  Controls and Procedures                                  15

 PART II    OTHER INFORMATION

            Item 6  Exhibits and Reports on Form 8-K                         16

            Signatures                                                       16

            Certifications                                                   17

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                    Three months ended
                                                                         March 31
(Dollars in thousands, except per share data)                         2003                   2002
Net revenues                                                       $31,901                $26,135
Cost of revenues                                                  (25,373)               (21,646)
                                                          ---------------          -----------------

Gross profit                                                         6,528                  4,489
Selling, general and administrative expenses                       (4,921)                (4,302)
                                                          -----------------        ---------------

Operating income                                                     1,607                    187
Interest income                                                         16                      6
Interest expense                                                   (1,708)                (1,627)
Other expense                                                        (450)                (2,623)

                                                           ---------------         ----------------

Loss before income taxes                                             (535)                (4,057)
Income tax  benefit                                                    177                    742

                                                          ----------------         ---------------
Net loss                                                            $(358)               $(3,315)

                                                          -----------------        ---------------
                                                          -----------------        ---------------
Loss per common share
- Basic                                                            $(0.03)                $(0.48)
- Diluted                                                          $(0.03)                $(0.48)

Weighted average common shares outstanding

- Basic     (000's)                                                 11,932                  6,872
- Diluted  (000's)                                                  11,932                  6,872

See Notes to Condensed Consolidated Financial Statements.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

(Dollars in thousands, except per share data)                           March 31,           December 31,
                                                                             2003                   2002
ASSETS                                                                  Unaudited                Audited
Current assets:

Cash and cash equivalents                                                 $11,098                $14,644
Accounts receivable, net of allowance of $307 and $287 in
    2003 and 2002 respectively                                             19,998                 20,176
Unbilled receivables                                                        9,157                  9,108
Inventories                                                                 1,756                  1,556
Prepaid expenses and other current assets                                   3,635                  3,075
                                                                  ----------------       ----------------
Total current assets                                                      $45,644                $48,559
                                                                  ----------------       ----------------

Property and equipment, net                                                93,279                 94,574
Investments                                                                   234                    248
Unamortized Capital Bonds issue costs                                         503                    563
Deferred income taxes                                                       4,316                  4,466
                                                                  ----------------       ----------------
Total assets                                                             $143,976               $148,410
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:

Accounts payable                                                          $10,366                 $8,574
Accrued payroll and other benefits                                          1,716                  1,773
Accrued expenses and other liabilities                                     10,653                 12,990
Fees invoiced in advance                                                   24,662                 26,066
                                                                   ---------------       ----------------
Total current liabilities                                                 $47,397                $49,403
                                                                   ---------------       ----------------

Long-term debt                                                             82,137                 83,717
Related party loans                                                           415                    358
Pension liabilities                                                        17,059                 17,712
Deferred income taxes                                                       4,692                  5,024
                                                                   ---------------       ----------------
Total liabilities                                                        $151,700               $156,214
                                                                   ---------------       ----------------
Commitments and contingencies                                                   -                      -
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at March 31, 2003: 11,932,338 (December

31, 2002: 11,932,338)                                                         119                    119
 Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000                -                      -

Issued and oustanding: None

Preferred Stock, $0.01 par value.  Authorized at 5,000,000                      -                      -

Issued and outstanding: None

Paid in capital                                                            75,098                 75,098
Less: Promissory notes for the issuance of common stock                     (621)                  (684)
Accumulated comprehensive loss, including minimum pension                (18,201)               (18,576)
liability of $13,264 at March 31, 2003 ($13,507 on December 31,

2002) - deficiency on UK defined benefit pension plan, net of deferred tax

Accumulated deficit                                                      (64,119)               (63,761)
                                                                   ---------------       ----------------
Total shareholders' equity /(deficit)                                     (7,724)               $(7,804)
                                                                   ---------------       ----------------
Total liabilities and shareholders' equity /(deficit)                    $143,976               $148,410
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                        Three months ended March 31
(Dollars in thousands)                                                        2003                  2002
Cash flows from operating activities:

Net loss                                                                    $(358)              $(3,315)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                2,129                 1,897
Foreign exchange loss on Capital Bonds                                         860                 1,068
Gain on repurchase of Capital Bonds                                          (410)                     -
Deferred income taxes                                                        (177)                 (742)
Provision for losses on accounts receivable                                     20                    22
Amortization of warrants                                                       209                    39
Amortization of Capital Bonds issue costs                                       39                    37

Changes in operating assets and liabilities:

Accounts receivable, unbilled receivables and prepaid expenses             (1,763)                 (953)
Inventories                                                                  (228)                  (19)
Accounts payable, accrued expenses and other liabilities                       297                 (814)
Fees invoiced in advance                                                     (950)                   887
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash used in operating activities                                       $(332)              $(1,893)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash flows used in investing activities:
Purchase of property and equipment                                         (2,280)                 (810)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash used in investing activities                                     $(2,280)                $(810)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                      63                 4,399
Proceeds from issue of Non Voting Common Stock                                   -                 1,500
Repayments of long-term borrowings                                           (642)                     -
Repayments of short term borrowings                                          (127)                  (83)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash (used in)/provided by financing activities                         $(706)                $5,816
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Effect of exchange rate changes on cash and cash equivalents                 (228)                 (287)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
(Decrease)/increase in cash and cash equivalents                           (3,546)                 2,826
Cash and cash equivalents at beginning of period                            14,644                 2,240
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $11,098                $5,066
                                                                   ----------------      ----------------
Supplementary disclosures

Interest paid in the quarter                                                $2,292                $2,406

Non cash transactions:
Conversion of debt to equity                                                    $-                $2,400
Issuance of common stock for promissory notes                                   $-                  $825

See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                    Unaudited


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

Under the accounting principles generally accepted in the United States of America ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer was accounted for as a "reverse acquisition" for financial reporting purposes. This reverse acquisition was deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) were carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. In these financial statements, Huntingdon is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Huntingdon's financial position and results of operations. The equity of LSR is the historical equity of Huntingdon, retroactively restated to reflect the number of shares issued in the Exchange Offer, and all other stock offerings subsequent to the Exchange Offer.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2002, 2001 and 2000 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

The analysis of the Company's net revenues and operating income/(loss) by segment for the three-month periods ended March 31, 2003 and March 31, 2002 is as follows:

                                         Three months ended
                                              March 31
(Dollars in thousands)                      2003             2002

Net revenues
                     UK                  $25,375          $20,584
                     US                    6,526            5,551
                                    -------------     ------------
                                         $31,901          $26,135
                                    =============     ============
Operating income/(loss)

                     UK                   $1,430             $682
                     US                      177            (495)
                                    -------------     ------------
                                    -------------     ------------
                                          $1,607             $187
                                    =============     ============

4.       REFINANCING

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $222,000 of such promissory notes was repaid during 2002, and a further $63,000 was repaid in the first quarter of 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended March 31, 2003 compared with three months ended March 31, 2002.

Net revenues for the three months ended March 31, 2003 were $31.9 million, an increase of 22.2% on net revenues of $26.1 million for the three months ended March 31, 2002. Excluding the effect of exchange rate movements, the increase was 11.5%. UK net revenues increased by 23.3%; at constant exchange rates the increase was 9.8%. In the US, net revenues increased by 17.6%. These both reflect the growth in orders in 2002, particularly in the volume of toxicology orders. New signings for the three months ended March 31, 2003 were flat on the same period last year.

Cost of revenues for the three months ended March 31, 2003 were $25.4 million, an increase of 17.1 % on cost of revenue of $21.7 million for the three months ended March 31, 2002. Excluding the effects of exchange rate movements, the increase was 7.1%. This increase was driven by the improvement in net revenues though it was lower than the proportionate increase in net revenues as the business is characterized generally by a high level of fixed costs. UK cost of revenues increased by 20.3%, at constant exchange rates the increase was 7.1%, reflecting the increase in volume, mainly due to labor and subcontract cost increases. US cost of revenues increased by 7.2%, also as a result of the increase in volume, mainly due to labor cost increases and higher depreciation expense offset by lower subcontract costs.

Selling, general and administrative expenses (S G & A) rose by 14.0% to $4.9 million for the three months ended March 31, 2003 from $4.3 million in the corresponding period in 2002. Excluding the effects of exchange rate movements, the increase was 4.7%. The increase was due to higher labor costs of $0.4 million and higher commission charges of $0.1 million. UK S G & A increased by 20.9%; at constant exchange rates the increase was 7.6%. This increase was due to the factors outlined above.

Net interest expense for the three months ended March 31, 2003 was $1.7 million, which is $0.1 million higher than the net interest expense for the three months ended March 31, 2002. Excluding the effects of exchange rate movements, there was a net decrease of 5.6%, due to both lower interest rates and lower borrowings.

Other expense in the three months ended March 31, 2003 of $0.5 million relates to the non-cash foreign exchange remeasurement loss of $0.9 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling; offset by $0.4 million gain on the repurchase of Capital Bonds. In the three months to March 31, 2002, other expense of $2.6 million related to merger/offer costs of $1.5 million together with the non-cash foreign exchange remeasurement loss of $1.1 million that arose on the Convertible Capital Bonds with the strengthening of the dollar against sterling.

The income tax benefit on losses for the three months ended March 31, 2003 was $0.2 million, as a change in the UK tax laws meant that the foreign exchange gains and losses on the Convertible Capital Bonds are brought into the tax charge from January 1, 2003. The income tax benefit for the three months ended March 31, 2002 was $0.7 million, when the exchange gains on the Convertible Capital Bonds and merger costs were non-taxable. The disallowance of these items for tax purposes reduced the benefit by $0.2 million and $0.5 million respectively.

The overall net loss for the three months ended March 31, 2003 was $0.4 million compared to $3.3 million for the three months ended March 31, 2002. The improvement in the net income of $2.9 million is due to an increase in the operating income of $1.4 million, a reduction in merger/offer costs of $1.5 million, the gain on the repurchase of the Capital Bonds of $0.4 million and a reduction in non-cash foreign exchange remeasurement loss of $0.2 million, offset by a reduction in the income tax benefit of $0.5 million.

Basic loss per common share was 3 cents, compared to 48 cents last year.

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's current net non-bank loan of (pound)22.6 million ($36.0 million approximately) was refinanced by Stephens' Group Inc. and other parties. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group Plc and is secured by the guarantees of the wholly owned subsidiaries of the Company including, Huntingdon Life Sciences Group Plc, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During the three months ending March 31, 2003, the Company repurchased and cancelled $945,000 principal amount of such bonds resulting in a $0.4 million gain recorded in other income/expense. On April 11, 2003, the Company repurchased and cancelled a further $450,000 principal amount of such bonds resulting in a gain of $0.2 million. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Other financing has been provided by a $2.952 million loan facility made available on September 25, 2000 by a director, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also includes a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. These loans from Mr. Baker and FHP are repayable on demand. Although they are subordinated to the bank debt, they are unsecured and interest is payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. As a result of such conversions, $302,000 remained payable to Mr. Baker and $250,000 remained payable to FHP as of December 31, 2002. On March 24, 2003, $128,000 of the loan was repaid to Mr. Baker. On April 5, 2003 the Company repaid the remainder of both of these loans. Interest was payable monthly at a rate of 10% per annum. One half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

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

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $222,000 of such promissory notes was repaid during 2002 and a further $63,000 was repaid in the first quarter 2003.

Cash flows

During the three months ended March 31, 2003, funds used were $3.5 million, reducing cash and cash equivalents from $14.6 million at December 31, 2002 to $11.1 million at March 31, 2003.

Net days sales outstanding ("DSOs") at March 31, 2003 were 13 days, up slightly from the 9 days at December 31, 2002. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $290,000.

3.       SIGNIFICANT ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be significant accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. The Company's customers may terminate most service contracts for a variety of reasons, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

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

Exchange rate fluctuations and exchange controls

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 7.5% of total revenues. Management have decided not to hedge against this exposure.

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

Exchange rates for translating US dollars into sterling were as follows:

              At December 31      At March 31      3 months to March 31 Average
                                                             rate (1)
   2001           0.6871             0.7034                   0.6917
   2002           0.6212             0.7022                   0.7010
   2003              -               0.6326                   0.6238

(1) Based on the average of the exchange rates on the last day of each month during the period.

On May 8, 2003 the noon buying rate for sterling was $1.00 = (pound)0.6244.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2003:

                                                            Expected Maturity Date
                                  2003   2004   2005   2006    2007  Thereafter    Total  Fair Value
(In US Dollars, amounts in
thousands)
Cash          - Pound Sterling   5,268                                                 5,268      5,268
              - Euro             1,832                                                 1,832      1,832

Accounts

receivable    - Pound Sterling  13,564                                                13,564     13,564
              - Euro               480                                                   480        480
Debt          - Pound Sterling                         35,702                         35,702     35,702

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company early adopted the provisions of this statement, resulting in the inclusion of a $0.4 million gain in other income/(expense) in 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 15, 2003. The Company has no arrangements that would be subject to this interpretation.

5.       SUBSEQUENT EVENTS

On April 5, 2003, the Company fully repaid the remainder of the Baker loan and FHP loan of $122,000 and $302,000 respectively.

On April 11, 2003, the Company repurchased and cancelled $450,000 principal amount of the Convertible Capital Bonds, repayable in September 2006. This resulted in a gain of $0.2 million.

6.       LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

7.     FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2002, each as filed with the Securities and Exchange Commission.


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's (pound)22.6 million ($35.7 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.74% per annum for the three months ended March 31, 2003. At March 31, 2003 this credit facility was fully drawn down.

In the three months ended March 31, 2003, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $88,000.

For the three months ended March 31, 2003, approximately 72% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On March 31, 2003, the Company's $46.6 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

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


PART II  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          Exhibit 99.1 - Press Release, dated May 12, 2003, announcing the first quarter earnings results for 2003.

          Exhibit 99.2 - Sarbanes-Oxley Certification.

     (B)  Reports on Form 8-K

     (i) Current Report on Form 8-K dated February 28, 2003 with respect to Items 4 and 7.

     (ii) Current Report on Form 8-K/A dated March 13, 2003 with respect to Items 4 and 7.

     (iii)Current Report on Form 8-K/A dated April 14, 2003 with respect to Items 4 and 7.

     (iv) Current Report on Form 8-K/A dated April 17, 2003 with respect to Items 4 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LIFE SCIENCES RESEARCH, INC.
                                  (Registrant)

By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   Chief Financial Officer
Date:    May 12, 2003

CEO Certification

I, Andrew Baker, as Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Life Sciences Research, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


     Date:    May 12, 2003              /s/    Andrew H Baker
                                               ------------------------
                                               Andrew H Baker
                                               Chief Executive Officer

CFO Certification

I, Richard Michaelson, as Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Life Sciences Research, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


     Date:    May 12, 2003              /s/    Richard Michaelson
                                               -------------------------
                                               Richard Michaelson
                                               Chief Financial Officer