Form 10-Q
period 2003-06-30
LIFE SCIENCES RESEARCH INC
filed 2003-08-08
CIK 1158833

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2003

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

                            Yes X                     No__


--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes _                     No X


At August 1, 2003:                  11,932,338 Voting Common Stock of $0.01 each

--------------------------------------------------------------------------------



                               TABLE OF CONTENTS


 PART I   FINANCIAL INFORMATION                                                        Page
          Item 1    Financial Statements (Unaudited).
                    Condensed Consolidated Statements of Operations for
                    the three and six months ended June 30, 2003 and
                    2002.                                                               3

                    Condensed Consolidated Balance Sheets at June 30, 2003 and
                    December 31,2002.                                                   4

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2003 and 2002.                                5

                    Notes to Condensed Consolidated Financial Statements.               6

          Item 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                8

          Item 3    Quantitative and Qualitative Disclosures about Market Risk.        15

          Item 4    Control and Procedures                                             15


 PART II  OTHER INFORMATION

          Item 6    Exhibits and reports on Form 8-K                                   16


          Signatures                                                                   16


          Certifications                                                               17

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended                 Six months ended
                                                              June 30                          June 30
                                                             Unaudited                        Unaudited
(Dollars in thousands, except per share data)              2003             2002            2003             2002

Net revenues                                            $32,663          $28,590         $64,564          $54,725
Cost of revenue                                        (25,442)         (23,069)        (50,815)         (44,665)
                                                   ------------    ------------      -------------   -------------
Gross profit                                              7,221            5,521          13,749           10,060
Selling , general and administrative expenses           (5,527)          (4,375)        (10,448)          (8,727)
                                                   -------------     ------------    ------------    -------------
Operating income                                          1,694            1,146           3,301            1,333
Interest income                                              23               27              39               33
Interest expense                                        (1,444)          (1,524)         (3,152)          (3,151)
Other income                                              2,179            3,241           1,729              618
                                                   ------------    ------------      -------------   -------------
Income/(loss) before income taxes                         2,452            2,890           1,917          (1,167)
Income tax (expense)/benefit                              (592)               26           (415)              768
                                                   ------------    ------------      -------------   -------------
Net income/(loss)                                        $1,860           $2,916          $1,502           $(399)
                                                   -------------     ------------    ------------    -------------
                                                   -------------     ------------    ------------    -------------

Net income/(loss) per common share
- Basic                                                   $0.16            $0.24           $0.13          $(0.04)
- Diluted                                                 $0.15            $0.24           $0.12          $(0.04)

Weighted average common shares outstanding
- Basic     (000's)                                      11,932           11,932          11,932            9,428
- Diluted  (000's)                                       12,244           12,053          12,754            9,428


See Notes to Condensed Consolidated Financial Statements

Certain 2002 figures have been reclassified to be consistent with the 2003 presentation.



                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                   June 30,           December 31,
                                                                             2003                   2002
                                                                        Unaudited                Audited
ASSETS
Current assets:
Cash and cash equivalents                                                 $10,645                $14,644
Accounts receivable, net of allowance of $415 and $287 in
    2003 and 2002 respectively                                             20,349                 20,176
Unbilled receivables                                                       10,873                  9,108
Inventories                                                                 1,619                  1,556
Prepaid expenses and other current assets                                   2,897                  3,075
                                                                  ----------------       ----------------
Total current assets                                                      $46,383                $48,559
                                                                  ----------------       ----------------

Property and equipment, net                                                96,358                 94,574
Investments                                                                   245                    248
Unamortized capital bonds issue costs                                         479                    563
Deferred income taxes                                                       4,668                  4,466
                                                                  ----------------       ----------------
Total assets                                                             $148,133               $148,410
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                           $9,669                 $8,574
Accrued payroll and other benefits                                          1,867                  1,773
Accrued expenses and other liabilities                                     12,952                 12,990
Fees invoiced in advance                                                   24,202                 26,066
                                                                   ---------------       ----------------
Total current liabilities                                                 $48,690                $49,403
                                                                   ---------------       ----------------
Long-term debt                                                             83,192                 83,717
Related party loans                                                             -                    358
Pension liabilities                                                        17,492                 17,712
Deferred income taxes                                                       5,648                  5,024
                                                                   ---------------       ----------------
Total liabilities                                                        $155,022               $156,214
                                                                   ---------------       ----------------
Commitments and contingencies
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at June 30, 2003: 11,932,338 (December
31, 2002: 11,932,338)                                                         119                    119
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000                 -                      -
Issued and oustanding: None
Preferred Stock, $0.01 par value.  Authorized 5,000,000                         -                      -
Issued and outstanding: None
Paid in capital                                                            75,098                 75,098
Less Promissory notes for the issuance of common stock                      (636)                  (684)
Accumulated comprehensive loss                                           (19,211)               (18,576)
Accumulated deficit                                                      (62,259)               (63,761)
                                                                   ---------------       ----------------
Total shareholders' equity /(deficit)                                    $(6,889)               $(7,804)
                                                                   ---------------       ----------------
Total liabilities and shareholders' equity /(deficit)                    $148,133               $148,410
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                         Six months ended June 30
(Dollars in thousands)                                                        2003                  2002
Cash flows from operating activities:
Net income/(loss)                                                           $1,502                $(399)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization                                                4,271                 3,793
Foreign exchange transaction (gain) on Convertible Capital Bonds           (1,127)               (2,285)
Gain on repurchase of Convertible Capital Bonds                              (602)                     -
Deferred income taxes                                                          413                 (768)
Provision for losses on accounts receivable                                    128                    29
Amortization of warrants                                                       242                    78
Amortization of Convertible Capital Bonds issue costs                           84                    78

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses             (2,049)                   860
Inventories                                                                   (10)                 (260)
Accounts payable, accrued expenses and other liabilities                     1,036               (2,670)
Fees invoiced in advance                                                   (2,493)                 3,769
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided by operating activities                                   $1,395                $2,225
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows from investing activities:
Purchase of property and equipment                                         (3,835)               (1,501)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash from investing activities                                        $(3,835)              $(1,501)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Cash flows from financing activities:
Proceeds from issue of Voting Common Stock                                      48                 4,423
Proceeds from issue of Non Voting Common Stock                                   -                 1,500
Repayments of long-term borrowings                                         (1,328)                     -
Repayments of short term borrowings                                          (177)                  (83)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash from financing activities                                        $(1,457)                $5,840
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                 (102)                   478
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
(Decrease)/increase in cash and cash equivalents                           (3,999)                 7,042
Cash and cash equivalents at beginning of period                            14,644                 2,240
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $10,645                $9,282
                                                                   ----------------      ----------------

Supplementary disclosures

Non cash transactions:
Equity issued in exchange for debt conversion                                   $-                $2,400
Equity issued in exchange for promissory notes                                  $-                  $801
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

                                                                            $2,798
Interest paid                                                                                     $2,775
                                                                   ----------------      ----------------


See Notes to Condensed Consolidated Financial Statements


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                                    Unaudited

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

Under accounting principles generally accepted in the United States ("US GAAP"), the Company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the Exchange Offer is accounted for as a reverse acquisition for financial reporting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Huntingdon (the accounting acquirer) are carried forward to LSR (the legal acquirer and the reporting entity) at their carrying value before the combination. Although Huntingdon was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of LSR as the surviving corporation does not change. The relevant acquisition process utilizes the capital structure of LSR and the assets and liabilities of Huntingdon are recorded at historical cost. In these financial statements, Huntingdon is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Huntingdon's financial position and results of operations. The equity of LSR is the historical equity of Huntingdon, retroactively restated to reflect the number of shares issued in the Exchange Offer and all other stock offerings subsequent to the Exchange Offer.

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain information and footnotes disclosures related thereto normally included in the financial statements prepared in accordance with the US GAAP have been omitted in accordance with Regulation S-X.

The unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited, are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2002, 2001 and 2000 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, non-clinical Contract Research.

The analysis of the Company's net revenues and operating income/(loss) by segment for the three and six month periods ended June 30, 2003 and June 30, 2002 is as follows:

                                    Three months ended                    Six months ended
                                          June 30                              June 30
(Dollars in thousands)                 2003              2002               2003             2002
Net revenues
                     UK              25,873            22,126             51,248           42,710
                     US               6,790             6,464             13,316           12,015
                              --------------     -------------      -------------    -------------
                                    $32,663           $28,590            $64,564          $54,725
                              --------------     -------------      -------------    -------------
                              --------------     -------------      -------------    -------------
Operating income/(loss)
                     UK               1,507               866              2,937            1,596
                     US                 187               280                364            (263)
                              --------------     -------------      -------------    -------------
                                     $1,694            $1,146             $3,301           $1,333

                              --------------     -------------      -------------    -------------

4.       REFINANCING

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes was repaid during 2002, and a further $48,000 was repaid in the first six months of 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     RESULTS OF OPERATIONS

a) Three months ended June 30, 2003 compared with three months ended June 30, 2002.

Net revenues for the three months ended June 30, 2003 were $32.7 million, an increase of 14% on net revenues of $28.6 million for the three months ended June 30, 2002. Excluding the effect of exchange rate movements, the increase was 7%. UK net revenues increased by 17%, at constant exchange rates the increase was 7%. This reflected the growth in orders, particularly in toxicology, in 2002 and 2003, although 2003 has been affected by certain cancellations and delays associated with our clients' compounds. New signings in the UK in the quarter were 3% down as compared to the same period in 2002, reflecting the high value of orders won in 2002. In the US, net revenues increased by 5%. Orders in the US for the three months ended June 30, 2003 were 3% up on the same period last year due to the strength of the toxicology business.

Cost of revenue for the three months ended June 30, 2003 were $25.5 million, an increase of 10% on cost of sales of $23.1 million for the three months ended June 30, 2002. Excluding the effects of exchange rate movements, the increase was 3.5%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as a high level of fixed costs characterizes the business. UK cost of revenue increased by 14%, at constant exchange rates the increase was 5%, reflecting the increase in volumes. US cost of revenue increased by 5.5%, also as a result of the increase in volumes.

Selling, general and administrative expenses rose by 26% to $5.5 million for the three months ended June 30, 2003 from $4.4 million in the corresponding period in 2002. Excluding the effects of exchange rate movements, the increase was 17%. The increase was due to an increase in sales resources resulting in higher labor costs of $0.2 million, higher commission costs of $0.1m, and higher other costs of $0.2m; in addition, insurance costs increased by $0.2 million. UK selling, general and administrative expenses increased by 17%; at constant exchange rates the increase was 6%. This increase was due to the factors outlined above. US selling, general and administrative expenses increased by 11.5% also due to factors outlined above.

Net interest expense for the three months ended June 30, 2003 was $1.4 million, $0.1 million lower than the net interest expense for the three months ended June 30, 2002. At constant exchange rates the reduction was $0.2 million, due to the repayment of loans and lower interest rates.

Other income in the three months ended June 30, 2003 was $2.2 million. This comprises a non-cash foreign exchange remeasurement gain of $2.0 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the Convertible Capital Bonds in UK sterling), with the weakening of the dollar against sterling; together with $0.2 million gain on the repurchase of Convertible Capital Bonds. In the three months ended June 30, 2002 other income of $3.2 related to a non-cash foreign exchange remeasurement gain that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling.

The income tax expense on profits for the three months ended June 30, 2003, was $0.6 million as a change in the UK tax laws meant that the foreign exchange gains and losses on the Convertible Capital Bonds are brought into the tax charge from January 1, 2003. The income tax benefit for the three months ended June 30, 2002 was $26 thousand when the exchange gains and losses on the Convertible Capital Bonds were non-taxable. The disallowance of this gain for income tax purposes increased the benefit by $1.0 million.

The overall net income for the three months ended June 30, 2003 was $1.9 million compared to a net income of $2.9 million for the three months ended June 30, 2002. The decrease in the net income of $1.0 million is due to an decrease in other income of $1.1 million and an increase in the tax expense of $0.6 million; offset by an increase in operating profit of $0.6 million and a reduction in interest expense of $0.1 million.

Income per share was 16 cents, compared to an income per share of 24 cents last year, on the weighted average common shares outstanding of 11,932,338 (2002, 11,932,338).

b) Six months ended June 30, 2003 compared with the six months ended June 30, 2003.

Net revenues for the six months ended June 30, 2003 were $64.6 million, an increase of 18% on net revenues of $54.7 million for the six months ended June 30, 2002. Excluding the effect of exchange rate movements, the increase was 9%. UK net revenues increased by 20%, at constant exchange rates the increase was 9%. This reflected the growth in orders in 2002 and 2003, although 2003 has been affected by certain cancellations and delays associated with our clients' compounds. New signings in the UK in the year to date were 4% down on the same period in 2002, reflecting the high value of orders won in 2002. In the US, net revenues increased by 11% also reflecting a growth in orders. Orders in the US for the six months ended June 30, 2003 were 13% up on the same period last year also due to the strength of the toxicology business.

Cost of revenue for the six months ended June 30, 2003 were $50.8 million, an increase of 14% on cost of revenue of $44.7 million for the six months ended June 30, 2002. Excluding the effects of exchange rate movements, the increase was 5.5%. This increase was driven by the improvement in net revenues though it was lower than the increase in net revenues as a high level of fixed costs characterizes the business. UK cost of revenue increased by 17.0%. At constant exchange rates, the increase was 6%, reflecting the increase in volumes. US cost of revenue increased by 2%, as a result of general inflationary increases in the fixed cost element of cost of revenue.

Selling, general and administrative expenses rose by 20% to $10.4 million for the six months ended June 30, 2003 from $8.7 million in the corresponding period in 2002. Excluding the effects of exchange rate movements, the increase was 10%. The increase was due to an increase in sales resources resulting in higher labor costs $0.4 million, and higher commission of $0.2 million; in addition insurance costs increased by $0.3 million,. UK selling, general and administrative expenses increased by 18%. At constant exchange rates, the increase was 6%. This increase was due to the factors outlined above. US selling, general and administrative expenses increased by 25% also due to the factors outlined above.

Net interest expense for the six months ended June 30, 2003 was $3.2 million, the same as the net interest expense for the six months ended June 30, 2002. At constant exchange rates there was a reduction in interest if $0.3 million, due to the repayment of loans and lower interest rates.

Other income in the six months ended June 30, 2003 was $1.7 million. This comprises a non-cash foreign exchange remeasuremenet gain of $1.1 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the Convertible Capital Bonds in UK sterling), with the weakening of the dollar against sterling; together with gains on the repurchase of Convertible Capital Bonds of $0.6 million. In the six month ended June 30, 2002, other income of $0.6 comprised a non-cash foreign exchange remeasurement gain of $2.1 million that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling; offset by merger/offer costs of $1.5 million.

The income tax expense on profits for the six months ended June 30, 2003 was $0.4 million, as a change in the UK tax laws meant that the foreign exchange gains and losses on the Convertible Capital Bonds are brought into the tax charge from January 1, 2003. The income tax benefit for the six months ended June 30, 2002 was $0.8 million when the exchange gains and losses on the Convertible Capital Bonds were non-taxable. The disallowance of this gain for tax purposes increased the benefit by $0.6 million.

The overall net income for the six months ended June 30, 2003 was $1.5 million compared to a net loss of $0.4 million for the six months ended June 30, 2002. The increase in the net income of $1.9 million is due to an increase in the operating income of $2.0 million and higher exchange gains of $1.1 million; offset by an increase in the income tax expense of $1.2 million.

Income per share for the six months ended June 30, 2003 was 13 cents, compared to a loss of 4 cents last year, on the weighted average common shares outstanding of 11,932,338 (2002, 9,427,868).

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's current net non-bank loan of (pound)22.6 million (approximately $37.3 million) was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. This loan is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the time of the refinancing, the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group Plc and is secured by the guarantees of the wholly owned subsidiaries of the Company including, Huntingdon Life Sciences Group Plc, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to unrelated third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. As of December 31, 2002, there was $47.6 million outstanding. During the six months ending June 30, 2003, the Company repurchased and cancelled $1,385,000 principal amount of such bonds resulting in a $0.6 million gain recorded in other income/expense. As a result, as of June 30, 2003, there was $46.2 million Convertible Capital Bonds outstanding. At the current conversion rate, the number of shares of Voting
Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Other financing of approximately $5.75 million had been provided by related parties in 2000 and 2001, all of which has now been repaid. It consisted of a $2.952 million loan facility made available on September 25, 2000 by a director, Mr. Baker, of which $550,000 was subsequently transferred to FHP, a company controlled by Mr. Baker. In connection with this financing, the company issued, with shareholder approval, warrants to purchase 410,914 shares of LSR Voting Common Stock at purchase price of $1.50 per share. Additionally, other financing of $2.8 million from the Stephens Group Inc. was made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities had been fully drawn down. These loans were repayable on demand, subordinated to the bank debt, unsecured, and earned interest payable monthly at a rate of 10% per annum. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. The remainder of the loans were repaid between July 2002 and April 2003.

Common Shares

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes was repaid during 2002 and a further $48,000 was repaid in the first six months of 2003.

Cash flows

During the six months ended June 30, 2003, funds used were $4.0 million, reducing cash and cash equivalents from $14.6 million at December 31, 2002 to $10.6 million at June 30, 2003.

Net days sales outstanding ("DSOs") at June 30, 2003 were 17 days, up from the 9 days at December 31, 2002. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $250,000.

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

Exchange rate fluctuations and exchange controls

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which the company operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 8% of total revenues. Management have decided not to hedge against this exposure.

Secondly, exchange rate fluctuations have an impact on the relative price competitiveness of the Company vis a vis competitors who do business in currencies other than sterling or dollars.

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

Exchange rates for translating US dollars into sterling were as follows:

                  At December 31        At June 30       3 months to June 30       6 months to June 30
                                                           Average rate (1)          Average rate (1)

     2002             1.6099              1.5243                1.4636                    1.4453
     2003                                 1.6502                1.6191                    1.6111

(1)      Based on the average of the exchange rates on the last day of each month during the period.

On August 7, 2003 the noon buying rate for sterling was(pound)1.00 = $1.6165

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2003:

                                                            Expected Maturity Date
                                      2003    2004    2005     2006    2007  Thereafter    Total  Fair Value
(In US Dollars,
amounts in thousands)
Cash              - Pound Sterling   3,880                                                 3,880      3,880
                  - Euro             1,093                                                 1,093      1,093
Accounts
receivable        - Pound Sterling  13,428                                                13,428     13,428
                  - Euro               779                                                   779        779
Debt              - Pound Sterling                           37,271                       37,271     37,271



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

4.        NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company early adopted the provisions of this statement, resulting in the inclusion of a $0.6 million gain in other income/(expense) in 2003 associated with the repurchase of $1.4 million of the Company's Convertible Bonds.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equities" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the post interim period beginning after June 15, 2003. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

5.    SUBSEQUENT EVENTS

On July 1, 2003, the Group reached an agreement with CBC Co. Ltd (CBC), Tokyo, Japan, to take full ownership of HLSKK, its existing Japanese joint venture with CBC. HLSKK promotes HLS services in Japan. The amount to be paid shall be the commission payments that the JV partner would have otherwise earned from the JV over the next three years, subject to a minimum of Yen 120 million ($1 million).

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $37.3 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.62% per annum for the six months ended June 30, 2003. At June 30, 2003 this credit facility was fully drawn down.

In the six months ended June 30, 2003, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $187,000.

For the six months ended June 30, 2003, approximately 71% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On June 30, 2003, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only have a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

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

PART II   OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

          Exhibit 99.1 - Press Release, dated August 8, 2003, announcing the second quarter earnings results for 2003.

          Exhibit 99.2 - Sarbanes-Oxley Certifications.

(B)       Reports on Form 8-K None



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

Date:    August 8, 2003

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


     Date:    August 8, 2003            /s/      Andrew H Baker
                                                 ------------------------
                                                 Andrew H Baker
                                                 Chief Executive Officer

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


     Date:    August 8, 2003            /s/      Richard Michaelson
                                                 -------------------------
                                                 Richard Michaelson
                                                 Chief Financial Officer