Form 10-Q
period 2003-09-30
LIFE SCIENCES RESEARCH INC
filed 2003-11-03
CIK 1158833

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X                     No__
                                        -

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes _                     No X
                                                                 -

At November 3, 2003:                11,932,338 Voting Common Stock of $0.01 each
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TABLE OF CONTENTS


 PART I   FINANCIAL INFORMATION                                            Page

          Item 1   Financial Statements (Unaudited).

                   Condensed Consolidated Statements of Operations for
                   the three and nine months ended September 30, 2003
                   and 2002.                                                  3

                   Condensed Consolidated Balance Sheets at
                   September 30, 2003 and December 31, 2002.                  4

                   Condensed Consolidated Statements of Cash Flows
                   for the nine months ended September 30, 2003 and 2002.     5

                   Notes to Condensed Consolidated Financial Statements.      6

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                       8

          Item 3   Quantitative and Qualitative Disclosures
                   about Market Risk.                                        15

          Item 4   Controls and Procedures                                   15


 PART II  OTHER INFORMATION

          Item 4   Submission of Matters to a Vote of Security Holders       16

          Item 6   Exhibits and reports on Form 8-K                          16


                Signatures                                                   17

                Certifications                                               18

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended                Nine months ended
                                                           September 30                      September 30
                                                             Unaudited                        Unaudited
(Dollars in thousands, except per share data)              2003             2002            2003             2002


Net revenues                                            $32,723          $29,951         $97,287          $84,676
Cost of revenue                                        (26,164)         (24,023)        (76,979)         (68,689)
                                                       --------         --------        --------         --------
Gross profit                                              6,559            5,928          20,308           15,987
Selling, general and administrative expenses            (5,189)          (4,637)        (15,505)         (13,363)
Other operating income                                      387                -             255                -
                                                            ---                -             ---                -

Operating income                                          1,757            1,291           5,058            2,624
Interest income                                              10               20              49               53
Interest expense                                        (1,464)          (1,522)         (4,616)          (4,672)
Other income                                                308            1,747           2,037            2,364
                                                            ---            -----           -----            -----

Income before income taxes                                  611            1,536           2,528              369
Income tax (expense)/benefit                              (215)             (34)           (630)              734
                                                          ----              ---            ----               ---

Net income                                                 $396           $1,502          $1,898           $1,103
                                                   -------------     ------------    ------------    -------------
                                                   -------------     ------------    ------------    -------------
Net income per common share
- Basic                                                    0.03             0.13            0.16             0.11
- Diluted                                                  0.03             0.12            0.15             0.10

Weighted average common shares outstanding
- Basic    (000's)                                       11,932           11,932          11,932           10,256
- Diluted  (000's)                                       12,271           12,224          12,920           10,642



See Notes to Condensed Consolidated Financial Statements

Certain 2002 figures have been reclassified to be consistent with the 2003 presentation.


                      CONDENSED CONSOLIDATED BALANCE SHEETS



(Dollars in thousands)                                          September 30,   December 31,
                                                                      2003         2002
                                                                   Unaudited    Audited
ASSETS
Current assets:
 Cash and cash equivalents .....................................   $  10,549    $  14,644
Accounts receivable, net of allowance of $546 and $287 in
    2003 and 2002 respectively ................................      20,080       20,176
Unbilled receivables ..........................................      11,238        9,108
Inventories ...................................................       1,590        1,556
Prepaid expenses and other current assets .....................       3,801        3,075
                                                                  ---------    ---------
Total current assets ..........................................   $  47,258    $  48,559
                                                                  ---------    ---------

Property and equipment, net ...................................      96,948       94,574
Investments ...................................................        --            248
Goodwill ......................................................         693         --
Unamortized capital bonds issue costs .........................         440          563
Deferred income taxes .........................................       4,520        4,466
                                                                  ---------    ---------
Total assets ..................................................   $ 149,859    $ 148,410
                                                                  ---------    ---------
                                                                  ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable ..............................................   $  11,289    $   8,574
Accrued payroll and other benefits ............................       1,962        1,773
Accrued expenses and other liabilities ........................      11,389       12,990
Fees invoiced in advance ......................................      24,475       26,066
                                                                  ---------    ---------
Total current liabilities .....................................   $  49,115    $  49,403
                                                                  ---------    ---------
Long-term debt ................................................      84,347       83,717
Related party loans ...........................................        --            358
Pension liabilities ...........................................      17,291       17,712
Deferred income taxes .........................................       5,722        5,024
                                                                  ---------    ---------
Total liabilities .............................................   $ 156,475    $ 156,214
                                                                  ---------    ---------
Commitments and contingencies
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at September 30, 2003: 11,932,338
(December 31, 2002: 11,932,338) ...............................         119          119
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000        --           --
Issued and oustanding: None
Preferred Stock, $0.01 par value.  Authorized 5,000,000 .......        --           --
Issued and outstanding: None
Paid in capital ...............................................      75,098       75,098
Less Promissory notes for the issuance of common stock ........        (628)        (684)
Accumulated comprehensive loss ................................     (19,342)     (18,576)
Accumulated deficit ...........................................     (61,863)     (63,761)
                                                                  ---------    ---------
Total shareholders' equity /(deficit) .........................   $  (6,616)   $  (7,804)
                                                                  ---------    ---------
Total liabilities and shareholders' equity /(deficit) .........   $ 149,859    $ 148,410
                                                                  ---------    ---------


See Notes to Condensed Consolidated Financial Statements


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine months ended September 30
(Dollars in thousands)                                               2003        2002
                                                                 Unaudited      Unaudited

Cash flows from operating activities:
Net income .....................................................   $  1,898    $  1,103

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ..................................      6,407       5,992
Foreign exchange transaction (gain) on Convertible Capital Bonds     (1,435)     (3,858)
Gain on repurchase of Convertible Capital Bonds ................       (602)       --
Share of profits of HLS KK prior to June 30, 2003 ..............       (208)       --
Deferred income taxes ..........................................        628        (755)
Provision for losses on accounts receivable ....................        251          32
Amortization of warrants .......................................        266         117
Amortization of Convertible Capital Bonds issue costs ..........        123         120

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses .     (2,053)      2,271
Inventories ....................................................         31          35
Accounts payable, accrued expenses and other liabilities .......     (1,539)     (6,597)
Fees invoiced in advance .......................................     (2,434)      4,300
                                                                   --------    --------
                                                                   --------    --------
Net cash provided by operating activities ......................   $  1,333    $  2,760
                                                                   --------    --------
                                                                   --------    --------

Cash flows from investing activities:
Purchase of property and equipment .............................     (5,744)     (2,632)
Cash acquired on acquisition of business .......................      1,893        --
                                                                   --------    --------
Net cash used for investing activities .........................   $ (3,851)   $ (2,632)
                                                                   --------    --------
                                                                   --------    --------

Cash flows from financing activities:
Proceeds from issue of Voting Common Stock .....................         56       4,432
Proceeds from issue of Non Voting Common Stock .................       --         1,500
Repayments of long-term borrowings .............................       (328)          0
Repayments of short term borrowings ............................     (1,216)     (1,678)
                                                                   --------    --------
                                                                   --------    --------
Net cash (used for) / provided by financing activities .........   $ (1,488)   $  4,254
                                                                   --------    --------
                                                                   --------    --------

Effect of exchange rate changes on cash and cash equivalents ...        (89)        754
                                                                   --------    --------
                                                                   --------    --------
(Decrease)/increase in cash and cash equivalents ...............     (4,095)      5,136
Cash and cash equivalents at beginning of period ...............     14,644       2,240
                                                                   --------    --------
                                                                   --------    --------
Cash and cash equivalents at end of period .....................   $ 10,549    $  7,376
                                                                   --------    --------
Supplementary disclosures

Non cash transactions:
Equity issued in exchange for debt conversion ..................         $-    $  2,400
Equity issued in exchange for promissory notes .................         $-    $    792
                                                                   --------    --------

                                                                               $  4,547
Interest paid ..................................................   $  4,659
                                                                   --------    --------


See Notes to Condensed Consolidated Financial Statements

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                    Unaudited

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

Organization

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Huntingdon Life Sciences Group plc ("Huntingdon"), a company which was incorporated in the UK in 1951 to provide contract research services to the pharmaceutical, agrochemical and food industries. The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. The
Company completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

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

The unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited, are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2002, 2001 and 2000 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, non-clinical Contract Research.

The analysis of the Company's net revenues and operating income/(loss) by segment for the three and nine month periods ended September 30, 2003 and September 30, 2002 is as follows:

                                    Three months ended        Nine months ended
                                       September 30             September 30
(Dollars in thousands)                2003         2002       2003         2002

Net revenues
                     UK ........     $25,337     $23,314     $76,585     $66,024
                     US ........       7,386       6,637      20,702      18,652

                                     -------     -------     -------     -------
                                     $32,723     $29,951     $97,287     $84,676
                                     -------     -------     -------     -------
                                     -------     -------     -------     -------
Operating income
                     UK ........     $ 1,400     $   945     $ 4,337     $ 2,566
                     US ........         357         346         721          58

                                     -------     -------     -------     -------
                                     $ 1,757     $ 1,291     $ 5,058     $ 2,624
                                     -------     -------     -------     -------

4.       REFINANCING

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes was repaid during 2002, and a further $48,000 was repaid in the first nine months of 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     RESULTS OF OPERATIONS

a) Three months ended September 30, 2003 compared with three months ended September 30, 2002.

Net revenues for the three months ended September 30, 2003 were $32.7 million, an increase of 9.3% on net revenues of $30.0 million for the three months ended September 30, 2002. Excluding the effect of exchange rate movements, the increase was 6%. UK net revenues increased by 8.5%, at constant exchange rates the increase was 4.4%. This reflected the growth in orders, particularly in toxicology, in 2002 and 2003, although 2003 has been affected by certain cancellations and delays associated with our clients' compounds. New signings in the UK in the quarter were 3% down as compared to the same period in 2002. In the US, net revenues increased by 11.3%. New signings in the US for the three months ended September 30, 2003 were 8% down on the same period last year.

Cost of revenue for the three months ended September 30, 2003 were $26.2 million, an increase of 8.9% on cost of sales of $24.0 million for the three months ended September 30, 2002. Excluding the effects of exchange rate movements, the increase was 5.7%. This increase was driven by the increase in net revenues though it was lower than the rate of increase in net revenues due primarily to the high level of fixed costs which characterizes the business. UK cost of revenue increased by 7.2%, at constant exchange rates the increase was 3.1%, reflecting the increase in volumes. US cost of revenue increased by 9.4%, also as a result of the increase in volumes.

Selling, general and administrative expenses rose by 11.9% to $5.2 million for the three months ended September 30, 2003 from $4.6 million in the corresponding period in 2002. Excluding the effects of exchange rate movements, the increase was 8.6%. The increase was due to an increase in sales resources resulting in higher labor costs of $0.5 million, together with higher insurance premiums of $0.2 million, and higher other costs of $0.4 million offset by lower commission of $0.5 million. (The results of HLS KK were incorporated with effect from July 1st 2003.) UK selling, general and administrative expenses increased by 10.6%; at constant exchange rates the increase was 6.3%. This increase was due to the factors outlined above. US selling, general and administrative expenses increased by 16.1% also due to factors outlined above.

Other operating income for the three months ended September 30, 2003 was $0.4 million. It comprises the recognition of the Group's share of the net income of HLS KK for the period it was held as an investment, as the Group did not exercise control, of $0.2 million. In addition, $0.4 million related to a recovery of funds which has been written off following the bankruptcy of a foreign exchange broker in 2001. Offset against these was $0.2 million in connection with specific legal and other actions taken against animal rights groups.

Net interest expense for the three months ended September 30, 2003 was $1.45 million, $0.06 million lower than the net interest expense for the three months ended September 30, 2002. At constant exchange rates the reduction was $0.1 million, due to lower interest rates.

Other income in the three months ended September 30, 2003 was $0.3 million. This comprises a non-cash foreign exchange remeasurement gain of $0.3 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the Convertible Capital Bonds in UK sterling), with the weakening of the dollar against sterling. In the three months ended September 30, 2002 other income of $1.8 million comprised a non-cash foreign exchange remeasurement gain that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling of $1.6 million; and $0.2 million relating to a reduction in merger/offer costs.

The income tax expense on profits for the three months ended September 30, 2003, was $0.2 million as a change in the UK tax laws meant that the foreign exchange gains and losses on the Convertible Capital Bonds are brought into the tax charge from January 1, 2003. The income tax charge for the three months ended September 30, 2002 was $0.03 million when the exchange gains and losses on the Convertible Capital Bonds were non-taxable. The disallowance of this gain for income tax purposes reduced the charge by $0.6 million. However, with the company's net operating losses (NOLs) available for tax purposes ($53.1 million at December 31, 2002), the company does not expect to be paying any material amounts in tax for the foreseeable future.

The overall net income for the three months ended September 30, 2003 was $0.4 million compared to a net income of $1.5 million for the three months ended September 30, 2002. The decrease in the net income of $1.1million is due to a decrease in other income of $1.4 million and an increase in the tax expense of $0.2 million; offset by an increase in operating profit of $0.5 million.

Income per share was 3 cents, compared to an income per share of 13 cents last year, on the weighted average common shares outstanding of 11,932,338 (2002, 11,932,338).

b) Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Net revenues for the nine months ended September 30, 2003 were $97.3 million, an increase of 14.9% on net revenues of $84.7 million for the nine months ended September 30, 2002. Excluding the effect of exchange rate movements, the increase was 7.5%. UK net revenues increased by 16.6%, at constant exchange rates the increase was 7.1%. This reflected the growth in orders in 2002 and 2003, although 2003 has been affected by certain cancellations and delays associated with our clients' compounds. New signings in the UK in the year to date were 4% down on the same period in 2002. In the US, net revenues increased by 11.1% also reflecting a growth in orders. New signings in the US for the nine months ended September 30, 2003 were 7% up on the same period last year.

Cost of revenue for the nine months ended September 30, 2003 were $77.0 million, an increase of 12.1% on cost of revenue of $68.7 million for the nine months ended September 30, 2002. Excluding the effects of exchange rate movements, the increase was 4.9%. This increase was driven by the improvement in net revenues though it was lower than the rate of increase in net revenues as a high level of fixed costs characterizes the business. UK cost of revenue increased by 14.5%. At constant exchange rates, the increase was 5.2%, reflecting the increase in volumes. US cost of revenue increased by 7.4%, as a result of general inflationary increases in the fixed cost element of cost of revenue.

Selling, general and administrative expenses rose by 16.0% to $15.5 million for the nine months ended September 30, 2003 from $13.4 million in the corresponding period in 2002. Excluding the effects of exchange rate movements, the increase was 8.8%. The increase was due to an increase in sales resources resulting in higher labor costs $1.2 million together with higher insurance costs of $0.6 million, and higher other costs $0.3 million. UK selling, general and administrative expenses increased by 14.5%. At constant exchange rates, the increase was 15.1%. This increase was due to the factors outlined above. US selling, general and administrative expenses increased by 21.1% also due to the factors outlined above.

Other operating income for the nine months ended September 30, 2003 was $0.3 million. It comprises the recognition of the Group's share of the net income of HLS KK for the period it was held as an investment, as the Group did not exercise control, of $0.2 million. In addition, with $0.4 million related to a recovery of funds which had been written off following the bankruptcy of a foreign exchange broker in 2001. Offset against these was $0.3 million in connection with specific legal and other actions taken against animal rights groups.

Net interest expense for the nine months ended September 30, 2003 was $4.6 million, compared with the net interest expense for the nine months ended September 30, 2002 of $4.6 million. At constant exchange rates there was a reduction in interest of $0.4 million, due to the repayment of loans and lower interest rates.

Other income in the nine months ended September 30, 2003 was $2.0 million. This comprises a non-cash foreign exchange remeasurement gain of $1.4 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the Convertible Capital Bonds in UK sterling), with the weakening of the dollar against sterling; together with gains on the repurchase of Convertible Capital Bonds of $0.6 million. In the nine months ended September 30, 2002, other income of $2.4 million comprised a non-cash foreign exchange remeasurement gain of $3.9 million that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling, offset by merger/offer costs of $1.5 million.

The income tax expense on profits for the nine months ended September 30, 2003 was $0.6 million, as a change in the UK tax laws meant that the foreign exchange gains and losses on the Convertible Capital Bonds are brought into the tax charge from January 1, 2003. The income tax benefit for the nine months ended September 30 2002 was $0.7 million when the exchange gains and losses on the Convertible Capital Bonds were non-taxable. The disallowance of this gain for tax purposes increased the benefit by $1.1 million. In addition the Exchange Offer and share issuance costs are also non-taxable and reduced the tax benefit by $0.4 million. However, with the company's net operating losses (NOLs) available for tax purposes ($53.1 million at December 31, 2002), the company does not expect to be paying any material amounts in tax for the foreseeable future.

The overall net income for the nine months ended September 30, 2003 was $1.9 million compared to a net income of $1.1 million for the nine months ended September 30, 2002. The increase in the net income of $0.8 million is due to an increase in the operating income of $2.4 million offset by lower exchange gains of $0.3 million; and an increase in the income tax expense of $1.3 million.

Income per share for the nine months ended September 30, 2003 was 16 cents, compared to 11 cents last year, on the weighted average common shares outstanding of 11,932,338 (2002, 10,256,483).

c) ACQUISITION OF HUNTINGDON LIFE SCIENCES KK (HLS KK)

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, a company registered in Japan, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of LSRI. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period shall be made at the rate and timing which had been in effect for commissions prior to the acquisition. Commissions paid to the previous owner of the acquired 50% of HLS KK during the 12 months to June 30, 2003 were $0.3 million.

Prior to this date, the shares owned by the Group in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by any member of the LSR group. The Group's share of the profits of HLS KK from the date of incorporation, January 2, 1996, to June 30, 2003 of $208 thousand was recognised in this quarter.

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's current net non-bank loan of (pound)22.6 million (approximately $37.3 million) was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. This loan is now repayable on September 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the time of the refinancing, the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Huntingdon Life Sciences Group Plc and is secured by the guarantees of the wholly owned subsidiaries of the Company including, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

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

On July 1, 2003,  the Company  entered into an agreement  with Chugai Boyeki Co.
(CBC) to purchase the remaining 50% of the shares in Huntingdon Life Sciences KK for $1 million, subject to certain adjustments related to further sales, which is payable over three years.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. As of December 31, 2002, there was $47.6 million outstanding. During the nine months ending September 30, 2003, the Company repurchased and cancelled $1,385,000 principal amount of such bonds resulting in a $0.6 million gain recorded in other income/expense. As a result, as of September 30, 2003, there was $46.2 million Convertible Capital Bonds outstanding. At the current conversion rate, the number of shares of Voting
Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes was repaid during 2002 and a further $56,000 was repaid in the first nine months of 2003.

Cash flows

During the nine months ended September 30, 2003, funds used were $4.1 million, reducing cash and cash equivalents from $14.6 million at December 31, 2002 to $10.5 million at September 30, 2003.

Net days sales outstanding ("DSOs") at September 30, 2003 were 25 days, up from the 9 days at December 31, 2002, but down from 32 days at September 30, 2002. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days. The impact on liquidity from a one-day change in DSO is approximately $379,000.

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

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiaries' financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated comprehensive loss account. Management have decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating US dollars into sterling were as follows:


                  At December 31      At September 30   3 months to September    9 months to September 30
                                                         30 Average rate (1)         Average rate (1)
     2002             1.6099              1.5726                1.5493                    1.4805
     2003               -                 1.6614                1.6111                    1.6111


(1)      Based on the average of the exchange rates on the last day of each month during the period.

On October 31, 2003 the noon buying rate for sterling was (pound)1.00 = $1.6970.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2003:

                                                            Expected Maturity Date
                                      2003    2004    2005     2006    2007  Thereafter    Total  Fair
                                                                                                      Value
(In   US   Dollars,   amounts   in
thousands)
Cash              - Pound Sterling   2,380       -       -        -       -          -     2,380      2,380
                  - Euro               172       -       -        -       -          -       172        172
                  - Yen              3,529       -       -        -       -          -     3,529      3,529
Accounts
receivable        - Pound Sterling  16,875       -       -        -       -          -    16,875     16,875
                  - Euro               418       -       -        -       -          -       418        418
                  - Yen              2,227       -       -        -       -          -     2,227      2,227
Debt              - Pound Sterling       -       -       -  (37,262)      -          -   (37,262)   (37,262)
                  - Yen                  -       -       -    (987)       -          -     (987)      (987)

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after September 30, 2003. LSR does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $37.3 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.48% per annum for the nine months ended September 30, 2003. At September 30, 2003 this credit facility was fully drawn down.

In the nine months ended September 30, 2003, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $281,000.

For the nine months ended September 30, 2003, approximately 72% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On September 30, 2003, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only have a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4            CONTROLS AND PROCEDURES

As of September 30, 2003 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended September 30, 2003 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended September 30, 2003 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on September 9, 2003, the Company's stockholders voted upon the following proposal:

Election of Directors

Andrew Baker               For:             6,878,823
                           Against:         125,580
                           Abstain:         128,218

Gabor Balthazar            For:             7,004, 373
                           Against:         30
                           Abstain          2,668

Brian Cass                 For:             6,878,903
                           Against:         125,500
                           Abstain:         128,138

Afonso Junquerias          For:             7,004,157
                           Against:         246
                           Abstain:         2,884

Yaya Sesay                 For:             6,992,957
                           Against:         11,446
                           Abstain:         14,084


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

      Exhibit 31.1      Certification of the Chief Executive Officer
      Exhibit 31.2      Certification of the Chief Financial Officer
      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
      Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

      Exhibit 99.1 -    Press Release, dated November 3, 2003,
                        announcing the third quarter earnings results for 2003.

(B) Reports on Form 8-K

    (i) Current report on Form 8-K dated September 11, 2003 with respect to Item 5.

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

Date:    November 3, 2003