Form 10-K
period 2003-12-31
LIFE SCIENCES RESEARCH INC
filed 2004-04-14
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10173

                            ------------------------

                           LIFE SCIENCES RESEARCH INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    MARYLAND
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)
                                   52-2340150
                         IRS Employer Identification No.
            PO BOX 2360, METTLERS ROAD, EAST MILLSTONE, NJ 08875-2360
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649-9961
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

------------------------------------           ---------------------------------
                                               NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                              REGISTERED
 Voting Common Stock $0.01 par value                        OTCBB

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                         Yes _                     No X

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant at March 24, 2004 was approximately $20,514,815 at a per share price of $2.22, the closing market price of the Voting Common Stock on the OTCBB.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

        12,049,534 Voting Common Stock of $0.01 each as at March 24, 2004


TABLE OF CONTENTS

ITEM                                                                                    PAGE

                                     PART I

1.     Business ........................................................................        3

2.     Properties ......................................................................        12

3.     Legal Proceedings ...............................................................        12

4.     Submission of Matters to a Vote of Security Holders..............................        12

                                     PART II

5.     Market For Registrant's Common Equity, Related Stockholder Matters and
       Issuer Repurchases of Equity Securities..........................................        13

6.     Selected Financial Data .........................................................        17

7.     Management's Discussion and Analysis of Financial Condition and Results
       of Operation ....................................................................        20

7A.    Quantitative and Qualitative Disclosures About Market Risk.......................        32

8.     Financial Statements and Supplementary Data .....................................        33

9.     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure ......................................................................        61

9(a)   Controls and Procedures..........................................................        61

                                    PART III

10.    Directors and Executive Officers of the Registrant...............................        62

11.    Executive Compensation ..........................................................        63

12.    Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters......................................................        69

13.    Certain Relationships and Related Transactions ..................................        70

14.    Principal Accountant Fees and Services...........................................        71

                                     PART IV

15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K................        72


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that humans use, eat and are otherwise exposed to. In addition, the Company tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

As the Company continues to build on improving fundamentals, we have the following strategy and goals:

o To grow to significant profitability and improved return on investment for our shareholders.
o To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment and to be the first choice for the industries we serve.
o To provide our employees with the opportunity for individual development in a caring, rewarding and safe working environment.
o    To be recognized positively in the local communities in which we operate.

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Life Sciences Research Ltd (LSR Ltd) formerly Huntingdon Life Sciences Group plc ("Huntingdon"). The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. LSR completed its compulsory purchase under UK law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

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

In the first half of 1997, allegations were made relating to animal care and Good Laboratory Practice (GLP) against Huntingdon's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant trading losses and cash outflows resulted during the period from mid 1997 through 1998. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until its finances were stabilized, Huntingdon required a substantial injection of finance to both initially restore confidence and then to fund operations during the period until it returned to profitability.

On September 2, 1998 a group of new investors subscribed (pound)15 million ($25 million) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million ($11.8 million). After expenses of (pound)1.7 million ($2.9 million), the issue of shares raised (pound)20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to confirm Huntingdon's facilities at (pound)24.5 million ($40.8 million) until August 31, 2000 and this amount was fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which has since transferred the debt to an unrelated third party. It is now repayable on June 30, 2006.

Since the involvement of the new investor group in 1998, the management team, led by Brian Cass, believes that LSR has successfully addressed many of the Company's past difficulties. Relationships with customers have been restored and sales are growing at an encouraging rate.

In November 1999, a new so called "animal rights" group known as "Stop Huntingdon Animal Cruelty" (SHAC) was formed in the UK with Huntingdon as its target. Since then, activists in both the UK and the US have continued focusing on Huntingdon (now LSR), its staff and directors, but also many other stakeholders in the business, including shareholders, financial institutions, suppliers and customers. For further details see Other Information Pertaining to the Company - Animal Rights Activism, below.

In October 2001, LSR commenced the Offer for Huntingdon, which was completed in March 2002 with Huntingdon becoming a wholly owned subsidiary of LSR. The effect of the Offer was to re-domicile Huntingdon's corporate and legal existence to the US. As a US company incorporated in Maryland, LSR benefits from a more hospitable corporate environment, including corporate governance and privacy rules and regulations that benefit LSR security holders. Moreover, the investment community in the US is more familiar with the CRO industry, since most publicly traded CRO's are domiciled in the US. Additionally, the Companies responsible for developing new pharmaceutical, agrochemical and industrial compounds are increasingly concentrated in the US and as a result, the Company's US operations have enjoyed substantial growth in the last few years.

In March 2002, LSR completed a private placement of approximately 5.1 million shares of Voting Common Stock at a per share subscription price of $1.50 per share.

In April 2002, LSR began trading its common stock on the US Over the Counter Bulletin Board (OTCBB).

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

The Company's aim is to develop its business within these markets, principally through organic growth. In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry, a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds, and the growing amount of legislation concerning the safety and environmental impact of agrochemicals and industrial chemicals.

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

                              ----------------------------------------------------------------------


The Company performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in humans. Pre-clinical testing includes studies conducted prior to the compound's exposure to humans. This helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Non-clinical testing, which includes longer term studies often conducted concurrently with clinical (human) testing, can focus on identifying and avoiding the longer term cancer implications of exposure to the compound, or relating to the potential of possible reproductive implications. Approximately three-quarters of the Company's orders are derived from this pharmaceutical sector. The Company views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. Since 1999, the Company has had collaborative relationships with a number of Phase I clinical trial units and offers centralized clinical laboratory services in support of clinical trials.

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

The outsourced market for the late stage clinical trials (Phase 3 and beyond) is also relevant to the Company. While the Company does not preclude entering this market in the future, it has no plan to do so in the foreseeable future, as it is a very different business and one in which a number of major companies are already firmly established.

Market Growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spending is over $40 billion per year and is growing at around 10% per annum. Approximately one quarter of this is devoted solely to pre-clinical testing. The Company believes that approximately 20-25% of this is outsourced which means that the Company is today competing in a market which exceeds $2 billion. It is widely believed that the percent, as well as the absolute dollar that is outsourced should continue to grow.

The market for these services is growing, among other things, due to the following:

o New drug discovery is growing fueled by new technologies and strong profits. Use of techniques like combinatorial chemistry and high throughput screening are dramatically increasing the efficiency and effectiveness of the discovery process for new molecules.

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

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at a rate at least equal to the growth of research and development expenditure by the pharmaceutical industry.

Non-Pharmaceuticals

The Company has historically generated one third or more of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries. During 2003 non-pharmaceutical orders were one quarter of the total, this decreasing share of our business is predicted to continue. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

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

Market Growth

It is estimated that the worldwide market for outsourced contract research from non-pharmaceutical industries is around $300 million. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds, this number has decreased in recent years in response to increased legislation concerning the safety and environmental impact of existing products.

The Company believes that a number of market segments included in this broad area of business have the potential for some growth in coming years, due to the following:

o Introduction of new testing requirements for `high production volume' (HPV) chemical products in the US and a similar program in Europe (REACH).

o Increasing scrutiny of any compound which is used in the manufacture of products to which members of the public, especially children, are exposed either infrequently or on a day-to-day basis, (e.g. phthalates used in the plastic of children's toys).

o More stringent regulations affecting compounds, which have the potential to adversely affect the environment, (e.g. biocides and endocrine disrupters).

o Growth in concerns over food safety, (e.g. additives and genetically modified foods, and the introduction of `nutraceuticals').

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is not growing, we believe that increased outsourcing could provide business opportunities in this market.

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. In 2003 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations. 25 clients placed over $1 million of orders with the Company and the ten largest clients accounted for approximately 45% of orders.

For net revenues from clients, assets attributable to each of the Company's business segments, other segment information and a geographical analysis of revenues from clients (based on the location of the client) for each of the last three fiscal years, see note 11 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The majority of the Company's net revenues are earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contract as services are rendered. The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned. Aggregate backlog at December 31, 2003 was $93.5 million compared to $95 million at December 31, 2002.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from the in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments, to "full service" providers - contract research organizations like LSR, who provide a full range of services to the industries (such as Covance Inc., Inveresk, Quintiles Transnational Corp., Charles River Laboratories International, Inc.) and "niche" suppliers focusing on specific services or industries (such as Bioreliance Corporation).

GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by the Company are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of
Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2003 the Company in the UK had one GLP, one Good Clinical Practice (GCP) and one Official Recognition Inspection (for pesticide efficacy); and in the US one GLP and one FDA Bioequivalence inspection. The Company has had numerous such inspections since 1995.

The Company's laboratory in the US is subject to the United States Department of Agriculture (USDA) Animal Welfare Regulations (Title 9, Code of Federal
Regulations, Subchapter A). The laboratory is regularly inspected by USDA officials for compliance with these regulations. Compliance is assured through an Institutional Animal Care and Use Committee, comprising staff from a broad range of disciplines within the Company and including external representation. Furthermore, in the US there is a voluntary certification program run by an independent and internationally recognized organization, the Association for Assessment and Accreditation of Laboratory Animal Care (AAALAC). The Company's laboratories in both the US and UK are accredited under this program. The Company's pre-clinical services are subject to industry standards for the conduct of research and development studies that are embodied in the regulations for GLP. The FDA and other regulatory authorities require the test results submitted to such authorities be based on studies conducted in accordance with GLP. The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by FDA or other regulatory authorities.

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

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

The Company's most important resource is its people. They have created the Company's knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels in several US, UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields. They frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services. Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organizations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organization.

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

The number of employees in the Company at December 31, 2003 and 2002 were as follows:

                                     2003             2002

US ...................                223              224
UK ...................              1,233            1,205
Japan.................                 11               10
                               -----------      -----------
                                    1,467            1,439
                               -----------      -----------

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

Acquisition of Huntingdon Life Sciences KK (HLS KK)

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened at rates of between 2.5% and 4.5% of billings generated. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. Commissions paid to the previous owner of the acquired 50% of HLS KK during the 12 months to June 30, 2003 were $0.3 million.

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company. The Company's share of the profits of HLS KK from the date of incorporation, January 2, 1996, to June 30, 2003 of $208,000 was recognized in the third quarter of 2003.

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

Know-how and Patents

The Company believes that its proprietary know-how plays an important role in the success of its business. Where the Company considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use. However the Company has no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the services offered is dependent.

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

To counter this "animal rights" campaign, the Company has adopted a strategy of openness and direct cooperation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective products. Members of the media, schools, local groups and national bodies have visited the Company's facilities, toured the animal facilities and laboratories, and talked with staff. These visitors have been consistently impressed with the Company's ethics, standards of animal welfare and the professionalism of its staff. As a consequence of the Company's high profile public relations activities and the irrationality of the "animal rights" messages, the media coverage has become increasingly positive throughout the duration of the campaign, particularly in the US where the media coverage has consistently condemned the actions of the SHAC campaign.

As a result of and in conjunction with the Company's leadership on this issue, there has been a marked increase in communication campaigns to educate the general population about the invaluable benefits of animal based research, the commitment to and progress in development of non-animal based alternatives, and the high standard of animal welfare in which this work is conducted. Our clients' recognition for our scientific and professional integrity and leadership was evident in the granting in October 2001 of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director. In June 2002, in further recognition of his contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (CBE). The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of England but decided by the Queen of England.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, Chemical Industry Association and Research Defence Society. As a result, the British Government has made very positive statements in support of the Company and has been extremely critical of the illegal acts of some "animal rights" supporters. The Government has introduced legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced. This national initiative continues to develop, particularly as the government and police deal with protecting other animal rights targets in the UK, including academic institutions.

In April 2003 the Company obtained from the London High Court of Justice a groundbreaking legal injunction protecting its employees against harassment from SHAC and similar animal rights activists. The order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees homes and sets up similar exclusion zones around the Company's two UK research centers. Several months later, a group of five large Japanese companies followed a similar course in obtaining protective injunctions for their employees who were being harassed.

Although the animal rights movement is more recent and less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media cooperation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism at or following home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on home protests by animal rights activists as well as limits on the scope of protests at the Company's Princeton Research Center. During 2002, criminal indictments were brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. In Washington D.C., legislation was enacted in May 2002 which significantly increased the penalties under the Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities.

Management recognizes that there has long been, and expects that there will continue to be, individuals with strong views that animals should not be used under any circumstances for the betterment of humanity, including for animal based research. Regardless of whether there continues to be a direct impact from this political issue on the Company's business, the Company remains committed to continuing its initiatives to educate the community to the value of animal based medical research, to advancing the important strides our industry has made in animal welfare, and to supporting with state of the art science and techniques our clients' desire to maximize the safety of vital new compounds being developed for the betterment of society.

Available Information

Our Internet website is located at http://www.lsrinc.net. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W.. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSR's Voting Common Stock trades on the Over the Counter Bulletin Board (OTCBB) Market under the symbol "LSRI". The closing market price of the Voting Common Stock on March 24, 2004 was $2.22 per share.

Until January 24, 2002 Huntingdon's Ordinary Shares were listed on the London Stock Exchange Ltd., under the Stock Exchange Automated Quotation symbol "HTD". The company completed its re-domiciling from the UK to the US on March 26, 2002 and commenced trading of LSR common stock on the OTCBB on April 8, 2002.

The Company's common stock traded on the OTCBB during 2003. The high and low quarterly sales price of LSR's common stock on the OTCBB from April 8, 2002 to December 31, 2003 were as follows:

                                HIGH SALES               LOW SALES
QUARTER ENDED                      PRICE                   PRICE
-------------                ------------------       -----------------
                                     $                       $
June 30, 2002                      2.25                     0.50
September 30, 2002                 2.85                     1.80
December 31, 2002                  1.35                     1.40
March 31, 2003                     2.80                     1.80
June 30, 2003                      2.90                     1.80
September 30, 2003                 3.50                     1.80
December 31, 2003                  2.70                     1.50

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

As of March 24, 2004, LSR had 2,024 holders of record of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes were repaid during 2002, and $23,000 were repaid during 2003.

Equity Incentive Plans

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan. Adoption of the LSR 2001 Equity Incentive Plan enables LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan was approved by the shareholders of LSR, prior to the acquisition of Huntingdon.

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

LSR's stock option committee, which administers the 2001 LSR Equity Incentive Plan, has the authority, among other things, to: (i) select the directors, officers and other employees and independent contractors entitled to receive awards under the 2001 LSR Equity Incentive Plan; (ii) determine the form of awards, or combinations of awards, and whether such awards are to operate on a tandem basis or in conjunction with other awards; (iii) determine the number of shares of LSR Voting Common Stock or units or rights covered by an award; and
(iv) determine the terms and conditions of any awards granted under the 2001 LSR Equity Incentive Plan, including any restrictions or limitations on transfer, any vesting schedules or the acceleration of vesting schedules, any forfeiture provision or waiver of the same and including any terms and conditions necessary or desirable to ensure the optimal tax result for participating personnel and the Company including by way of example to ensure that there is no tax on the grant of the rights and that such tax only arises on the exercise of rights or otherwise when the LSR Voting Common Stock unconditionally vests and is at the disposal of such participating personnel. The exercise price at which shares of LSR Voting Common Stock may be purchased pursuant to the grant of stock options under the 2001 LSR Equity Incentive Plan is to be determined by the option committee at the time of grant in its discretion, which discretion includes the ability to set an exercise price that is below the fair market value of the shares of LSR Voting Common Stock covered by such grant at the time of grant.

The number of shares of LSR Voting Common Stock that may be subject to outstanding awards granted under the 2001 LSR Equity Incentive Plan (determined immediately after the grant of any award) may not exceed 20 percent of the aggregate number of shares of LSR Voting Common Stock then outstanding.

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

The LSR Board has designated the Compensation Committee of the Board to serve as the stock option committee. LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors and key employees at the time.

Grants to Directors
-------------------
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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted during 2002 to employees and directors, on the terms set forth above, are listed below.

Date of Grant             Numbers Granted              Exercise Price
-------------             ---------------              --------------
March 1, 2002               1,142,000                  $1.50
September 3, 2002              20,000                  $2.40
October 21, 2002               15,000                  $2.03

In 2003, options to purchase an aggregate of 11,000 shares of LSR Common Stock were issued, all at an exercise price of $1.80, the market price at the date of grant:

Date of Grant              Numbers Granted             Exercise Price
-------------              ---------------             --------------
February 14, 2003               11,000                 $1.80

Securities Authorized for Issuance under 2001 Equity Incentive Plan
-------------------------------------------------------------------

                                               Shares        Wtd Avg. Ex Price      Number of securities remaining
                                               (000)                                 available for future issuance
Outstanding at start of period                 1,177               $1.52
Granted                                            11              $1.80
                                             -----------     ------------------    ----------------------------------
December 31, 2003                              1,188               $1.52                        912,000
                                             -----------     ------------------    ----------------------------------
Exercisable at end of year                     1,188               $1.52
Weighted average fair value of
options granted (000)                           $922


Huntingdon Life Sciences Group plc Stock Option Plans

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and as such are considered to have no value.

Other Option Grants

In addition to the options granted under the Share Option Plans, the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

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

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. These warrants were issued to an independent consultant in connection with financial advice.

A summary of warrants outstanding at December 31, 2003 is as follows:

                            Warrants       Exercise price      Expiration Date
                            --------       --------------      ---------------
October 9, 2001              704,425           $1.50           October 9, 2011
June 11, 2002                410,914           $1.50           June 11, 2012
October 24, 2003             100,000           $2.05           October 24, 2013

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($377,995), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($78,570) per year from the (pound)66,000 ($117,856) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($383,033) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2003 is (pound)370,082 ($660,855 at year-end foreign exchange rates).

Julian Griffiths, a former director of LSR and current Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($94,315), which was due on March 28, 2007; bore interest at the rate of 5% per annum; and was secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. Repayment of the promissory note was made by automatic monthly deduction of (pound)943.56 ($1,684.92) from Mr. Griffith's salary. This loan was paid in full in 2003.

Repurchase of equity securities

The Company did not repurchase any equity securities during the fourth quarter of 2003.

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

The selected consolidated financial information as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 has been derived from LSR's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 33. Such financial statements have been prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 has been derived from Huntingdon's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 33. Such financial statements have been prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31,1999 and for the one year in the period ended December 31, 1999 has been derived from Huntingdon's consolidated financial statements which was not included in this Annual Report on Form 10-K; such financial statements were presented in pounds sterling and were prepared in accordance with US GAAP. These financial statements have been translated into US dollars.


                                                             As of and for the year ended December 31

                                            ------------- --------------- -------------- ------------- --------------
                                                    2003            2002           2001          2000           1999
                                            -------------------------------------------------------------------------
                                                                 ($000, except per share data)
Statement of Operations Data

Revenues                                        $132,434        $115,742        $99,206       $95,964        $94,186
Cost of revenues                               (104,798)        (93,403)       (84,133)      (80,740)       (82,890)
                                            ------------- --------------- -------------- ------------- --------------
Gross profit                                      27,636          22,339         15,073        15,224         11,296
Selling, general and administrative             (20,867)        (18,075)       (15,966)      (15,140)       (14,603)
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss) before
   other operating income/(expense)                6,769           4,264          (893)            84        (3,307)
Other operating income/(expense)                 (3,522)               -          (750)             -            825
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss)                            3,247           4,264        (1,643)            84        (2,482)
Interest expense (net)                           (5,990)         (6,238)        (6,510)       (7,204)        (6,363)
Other income/(expense)
  Foreign exchange gain/(loss) on
    Convertible Capital Bonds etc.                 4,760           4,977        (1,386)       (3,544)        (1,550)
  Gain on repurchase of Convertible
    Capital Bonds                                    602           1,191              -             -              -
  Merger/Offer costs                                   -         (1,246)        (2,868)             -              -
  Refinancing costs                                    -               -          (217)       (1,819)              -
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) before income taxes                  2,619           2,948       (12,624)      (12,483)       (10,395)
Income tax benefit/(expense)                       1,109           (251)          2,996         2,720          3,790
                                            ------------- --------------- -------------- ------------- --------------
Net income/(loss)                                 $3,728          $2,697       ($9,628)      ($9,763)       ($6,605)
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) per share
     -  basic                                      $0.31           $0.25        ($1.64)       ($1.68)        ($1.13)
     -  diluted                                    $0.29           $0.24        ($1.64)       ($1.68)        ($1.13)
Weighted average number of
Common stock (000)
     -  basic                                     11,958          10,679          5,868         5,824          5,820
     -  diluted                                   12,700          11,083          5,868         5,824          5,820
Balance Sheet Data
Working capital*                                $(3,911)          $(844)       $(1,896)     $(33,214)      $(28,853)
Total assets                                     156,273         148,410        133,964       146,107        158,970
Long term debt and related party loans            87,560          84,075         88,123        50,209         50,000
Total shareholders deficit                       (8,446)         (7,804)        (4,724)         4,066         14,850
Common stock and paid in capital                  75,221          75,217         66,094        65,330         65,242
Book value per share                             ($0.71)         ($0.73)        ($0.81)         $0.70          $2.55

Other Financial Data
Depreciation and amortization                     $9,049          $8,108         $8,307        $9,093         $9,675
Capital expenditure                                8,716           4,177          3,295         3,648          4,893
Cash generated/(used) in the year                  2,627          12,404        (1,046)       (5,189)       (13,709)
Net days sales outstanding (DSO)                      17               9             46            36             34
Gross profit %                                     20.9%           19.3%          15.2%         15.9%          12.0%
Operating income/(expense) before
  other operating income/(expense)%                 5.1%            3.7%         (0.9)%          0.1%         (3.5)%
Operating income/(expense) %                        2.5%            3.7%         (1.7)%          0.1%         (2.6)%
Net income/(loss) %                                 2.8%            2.3%         (9.7)%       (10.2)%         (7.0)%


*Working capital is defined as current assets less current liabilities.



Note:

Other operating income/(expense) is comprised of:
Restructuring costs                             ($3,551)               -              -             -              -
Animal rights costs                                (575)               -          (400)             -              -
Recovery/bad debt relating to
  bankruptcy of an exchange broker                   396               -          (350)             -              -
Share of associate company income                    208               -              -             -              -
Write off of assets not year 2000
  compliant                                            -               -              -             -        (2,018)
Sale of Wilmslow property                              -               -              -             -          2,843
                                            ------------- --------------- -------------- ------------- --------------

                                                 (3,522)               -          (750)             -            825
                                            ------------- --------------- -------------- ------------- --------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following  should be read in  conjunction  with the  consolidated  financial
statements  of  LSR  as  presented  in  "Item  8,   Financial   Statements   and
Supplementary Data".

The Company is a global provider of pre-clinical and non-clinical safety testing services to the pharmaceutical, agrochemical and industrial chemical industries. The Company provides those services under contracts, which may range from one day to three years. Income from these contracts is recognized as services are rendered towards the preparation of the final report. Contracts are generally terminable upon notice by the client with the client being responsible for reimbursing the Company for the value of work performed to the date of cancellation plus the value of work required to wind down a study on an orderly basis.

The Company's business is characterized by high fixed costs, in particular staff and facility related costs. Such a high proportion creates favorable conditions for the Company as excess capacity is utilized, such as has been the case during the last three years. However, during periods of declining revenue, careful planning is required to reduce costs without impairing revenue-generating activities.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared with year ended December 31, 2002

Revenues in the year ended December 31, 2003 were $132.4 million, an increase of 14% on revenues of $115.7 million for the year ended December 31, 2002. The underlying increase, after adjusting for the impact of the movement in exchange rates was 7%; with the UK showing a 6% increase and the US a 12% increase. Orders for the year ended December 31, 2003, at constant exchange rates, were 8% below the previous year. A weakening in the market for toxicology services due to extra capacity coming on stream at competitors, combined with a reduction in non pharmaceutical work in Europe, were responsible for this fall. After a record growth in orders in 2002, backlog at December 31, 2002 amounted to approximately $95 million and this sustained the growth in revenues.

Cost of sales in the year ended December 31, 2003 were $104.8 million, an increase of 12% on cost of sales of $93.4 million for the year ended December 31, 2002. This increase was partly due to exchange rate movements, which increased cost of sales in the year by $6.4 million. Without these movements cost of sales would have increased by 5%. In the UK cost increases in sterling were only 5%, which is lower than the revenue growth as capacity is filled without the corresponding increase in fixed costs. The main increase was in labor costs reflecting increases in staffing. Increases in costs in the US were only 6%, mainly due to lower increases in direct materials costs compared to the UK.

Selling, general and administrative expenses rose by 15% to $20.9 million for the year ended December 31, 2003 from $18.1 million in the year ended December 31, 2002. Of this increase, $1.3 million related to exchange rate movements. This growth was due to a continuation of the build-up of the sales activity during the year and higher labor costs.

Other operating expenses in the year ended December 31, 2003 were $3.5 million compared with $0 in the year ended December 31, 2002. In the year ended December 31, 2003, other operating expenses comprised $0.6 million in connection with specific legal actions taken against animal rights groups and $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs in the UK arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services and a closure of excess and outdated toxicology capacity. This restructuring will improve the efficiency of the Company's operations and not impair its ability to service clients' needs. These expenses were offset by income of $0.2 million representing the Group's share of an associated company's income (recognized following its acquisition in June 2003) and $0.4 million from the recovery of funds, written off in 2001 following the bankruptcy of an exchange broker.

Interest expense declined by 5% to $6.0 million for the year ended December 31, 2003 from $6.3 million in the year ended December 31, 2002. The main reasons for this reduction were the repayment of the former Stephens loan and Baker loan, and the repurchase of $1.4 million (principal amount) of the bonds, together with lower interest rates on the non-bank debt (down from an average in 2002 of 5.77% to 5.5% in 2003).

Other income of $5.4 million for the year ended December 31, 2003 comprised $4.8 million from the non-cash foreign exchange remeasurement gain on the Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling) and a $0.6 million gain on the partial repurchase of the Capital Bonds. In the year ended December 31, 2002 there was other income of $4.9 million which was comprised of a non-cash foreign exchange remeasurement gain on the Capital Bonds of $5.0 million and a $1.2 million gain made on the partial repurchase of the Capital Bonds; offset against a $1.3 million charge relating to the finalization of the 2001 US redomiciling Exchange Offer.

Taxation benefit on income for the year ended December 31, 2003 was $1.1 million representing a benefit at 42% compared to a taxation expense of $0.3 million representing expense at 8% for the year ended December 31, 2002. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2003 and December 31, 2002 is shown below:

                                               % of income before
                                                  income taxes
                                             2003               2002
                                               %                  %
US statutory rate                             35                 35
Foreign rate differential                     (3)                (9)
Non-deductible items                          13                (31)
State taxes                                    2                  2
Change in estimate                           (89)                11
                                        ----------------    --------------
Effective tax rate                           (42)                 8
                                        ----------------    --------------

The main reason for the change in estimate above relates to the Huntingdon 2002 tax provision. The UK government in its 2002 budget introduced a new tax allowance, `Research and Development (R & D) Tax Credit', for large companies. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon has made a claim for the R & D Tax Credit. Pending the outcome of the 2002 claim, the 2003 provision has excluded any further allowance.

The overall net income for the year ended December 31, 2003 was $3.7 million compared to $2.7 million in the year ended December 31, 2002. The diluted income per share for the year ended December 31, 2003 was $0.29 compared to $0.24 for the year ended December 31, 2002.

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

Selling, general and administrative expenses rose by 13% to $18.1 million for the year ended December 31, 2002 from $16.0 million in the year ended December 31, 2001. Of this increase, $0.6 million related to exchange rate movements. This growth was due to a continuation of the build-up of the sales activity during the year and higher labor costs.

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

Other income of $4.9 million for the year ended December 31, 2002 comprised $5.0 million from the non-cash foreign exchange remeasurement gain on the Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling); a $1.2 million gain was made on the partial repurchase of the Capital Bonds; offset against these was a $1.3 million charge relating to the finalization of the Exchange Offer. In the year ended December 31, 2001 there were other operating expenses of $4.5 million which was comprised of a non-cash foreign exchange remeasurement loss on the Capital Bonds of $1.4 million; $2.9 million relating to the Exchange Offer; and $0.2 million to the write off of the unamortized refinancing costs.

Taxation expense on income for the year ended December 31, 2002 was $0.3 million representing a charge at 8% compared to a taxation benefit of $3.0 million representing benefit at 26% for the year ended December 31, 2001. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2002 and December 31, 2001 is shown below:

                                            % of income/(loss) before
                                                   income taxes
                                              2002               2001
                                              ----               ----
                                                %                  %
US statutory rate                              35                (35)
Foreign rate differential                      (9)                 6
Non-deductible items including
   foreign exchange loss                      (31)                 3
State taxes                                     2                  -
Prior year adjustments                         11                  -
                                          ---------------    --------------
Effective tax rate                              8                (26)
                                          ---------------    --------------

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

SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the three years ended December 31, 2003 is as follows:

The   performance  of  each  segment  is  measured  by  revenues  and  operating income/(loss) before other operating expenses.


Company                                             2003             2002              2001
                                                    $000             $000              $000
Revenues
           UK                                    104,324           90,851            75,705
           US                                     28,110           24,891            23,501
                                              -----------    -------------     -------------
                                                $132,434         $115,742           $99,206
                                              -----------    -------------     -------------

Operating income/(loss) before other
operating expenses
           UK                                      5,404            3,963             (784)
           US                                      1,365              301             (109)
                                              -----------    -------------     -------------
                                                  $6,769           $4,264            $(893)
                                              -----------    -------------     -------------
Other operating expense
           UK                                    (3,351)                -             (750)
           US                                      (171)                -                 -
                                              -----------    -------------     -------------
                                                $(3,522)               $-            $(750)
                                              -----------    -------------     -------------
Operating income/(loss)
           UK                                      2,053            3,963           (1,534)
           US                                      1,194              301             (109)
                                              -----------    -------------     -------------
                                                  $3,247           $4,264          $(1,643)
                                              -----------    -------------     -------------


UK

2003 v 2002

Revenues increased by 15% in the year ended December 31, 2003 compared with the year ended December 31, 2002. After allowing for the effect of exchange rate movements the increase was 6%. Orders for the year ended December 31, 2003 at constant exchange rates were 9.8% below the previous year and 2.3% below revenues for the year. The Company believes that a weakening in the market for toxicology services due to extra capacity coming on stream at competitors, combined with a decline in work being outsourced by the Agrochemical industry, both on new chemical entities and as reregistration work under European Directive 91/414/EEC diminished, were responsible for this fall. Backlog at December 31, 2002 was 29% higher than a year previously and this sustained the growth in revenues.

Costs increased by 14% in the year ended December 31, 2003 compared with the year ended December 31, 2002. After allowing for the effect of exchange rate movements, the increase was 5%. The main cost increases were in labor where staff numbers were built up in response to the growth in orders in 2002. With the softness in orders in 2003 steps were taken to reduce staffing levels in the second half of the year, but the average headcount for the year was 28 higher than in 2002. Changes to Social Security charges, which took effect from April 1, 2003, also added to labor costs.

The operating income before other operating expenses for the year ended December 31, 2003 was $5.4 million compared with $4.0 million in the year to December 31, 2002.

Other operating expenses in the year ended December 31, 2003, were $3.3 million compared with $0 in the year ended December 31, 2002. In the year ended December 31, 2003, other expenses comprised $0.4 million in connection with specific legal actions taken against animal rights groups, and $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services, and a closure of excess and outdated toxicology capacity. These expenses were offset by income of $0.2 million representing the Group's share of an associated company's income (recognised following its acquisition in June 2003) and $0.4 million from the recovery of funds, written off in 2001, following the bankruptcy of an exchange broker.

The operating income for the year ended December 31, 2003 was $2.1 million compared with $4.0 million in the previous year.

2002 v 2001

Revenues increased by 20% in the year ended December 31, 2002 compared to the year ended December 31, 2001. After allowing for the effect of exchange rate movements the increase was over 15%. This was a result of continued growth in orders.

The operating income before other operating (expenses)/income for the year ended December 31, 2002 was $4.0 million compared to an operating loss of $0.8 million in the year ended December 31, 2001. The increase in revenues had a major impact on the improvement in operating income, with the filling of capacity without the corresponding increase in fixed costs. There were some additional costs, including salary increases both to reflect market rates and additional staff ($2.6 million); and a reduction in exchange gains ($0.2 million).

US

2003 v 2002

Revenues increased by 13% in the year ended December 31, 2003 as compared to the year ended December 31, 2002. Orders for the year ended December 31, 2003 were 4% below the previous year, but 6.9% above revenues for the year. A weakening in the market for toxicology services was responsible for the fall in orders, but the level of orders combined with the high level of backlog at December 31, 2002 sustained the growth in revenues.

Costs increased by 9% in the year ended December 31, 2003 as compared with the year ended December 31, 2002. This cost increase was mainly driven by the increase in revenues; however, there were also additional costs due to the increase in sales activity.

Operating income before other operating expense improved from $0.3 million in the year ended December 31, 2002 to $1.4 million in the year ended December 31, 2003. This was as a result of the increased revenues.

Other operating expenses in the year ended December 31, 2003 of $0.2 million were in connection with specific action taken against animal rights groups.

The operating income for the year ended December 31, 2003 was $1.2 million compared with $0.3 million in the previous year.

2002 v 2001

Revenues increased by 5.9% in the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in the rate of growth of revenues was due to a recovery in orders after the reduction level last year. Revenues from the US toxicology operations remained constant, but revenues derived from the analysis of samples from clinical trials returned to their normal levels following the decrease last year.

Operating (loss)/income before other operating expense improved from a loss of $(0.1) million in the year ended December 31, 2001 to income of $0.3 million in the year ended December 31, 2002. This was as a result of the increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.5 million ($40.1 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by LSR Ltd., and is secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2003, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Financing which totaled $5.7 million was provided to the company in 2000 and 2001 and was fully repaid in 2002. Other financing has been provided by a $2.9 million loan facility made available on September 25, 2000 by a director, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also includes a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately
5.1 million shares of Voting Common Stock. The remaining principal amounts were repaid in full to Mr. Baker and FHP, inclusive of 10% interest, respectively, in 2002.

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

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $141,000 of such promissory notes were repaid during 2002 and $23,000 were repaid during 2003.

Cash flows

During the year ended December 31, 2003 funds generated were $2.7 million, increasing cash on hand and on short-term deposit from $14.6 million at December 31, 2002 to $17.3 million at December 31, 2003. The cash generated from operating, investing and financing activities were generated as follows (in millions):


                                                                   2003                2002              2001
Operating  income/(loss)  before  other  operating
(expense) /income                                                   $6.8               $4.3             $(0.9)
Depreciation, loss on disposal and impairment of fixed assets       11.3               8.1                8.3
Working capital movement                                           (0.6)               9.0                0.2
Interest                                                           (6.0)              (6.1)              (6.5)
Capital expenditure                                                (8.7)              (4.2)              (3.3)
Cash acquired on business acquisition                               1.9                 -                  -
Other (expense)/income                                             (1.5)              (1.2)              (3.1)
Loan repayments net of shares issued                               (1.1)               1.7                5.0
Effect of exchange rate changes on cash                             0.6                0.8               (0.7)
                                                               --------------      -------------     --------------
                                                                     $2.7             $12.4              $(1.0)
                                                               --------------      -------------     --------------

Net days sales outstanding (DSOs) at December 31, 2003 were 17 days, up from 9 days at December 31, 2002. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total revenue. The impact on liquidity from a one-day change in DSO is approximately $400,000.

At December 31, 2003, the Company had a working capital deficiency of $3.9 million. The Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Commitment and Contingencies

                                                 2003        2002        2001
                                                 $000        $000        $000
Operating lease expenses were as follows:
Hire of plant and equipment                       451        904         924
Other operating leases                            410        392         127

The Company leases certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under operating and capital leases are as follows:

                                Total       Less than       1-3         4-5        After
                                              1 year       years       years      5 years
                                 $000          $000         $000        $000        $000
Capital lease obligations        771           235          278         258          -
Operating leases                 964           333          630           1          -
                              ------------ ------------- ----------- ----------- -----------
                                 1,735         568          908         259          -
                              ------------ ------------- ----------- ----------- -----------


All operating leases are for Plant & Equipment

The total cost of equipment capitalized under these capital leases is $546,000 and $20,000, at December 31, 2003 and 2002, respectively. Depreciation on these capital leases amounted to $68,000 and $5,000 and $5,000 for the years ended at December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation on the capital leases amounted to $87,000, $20,000 and $15,000 for the years ended at December 31, 2003, 2002 and 2001, respectively.

Contingencies

The Company is party to certain legal actions arising in the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

ORDERS

New business signings totaled $123.7 million for the year ended December 31, 2003, a decrease of 8.5% respectively from the prior year. 2002 saw a rapid growth in business from the Pharmaceutical industry and this business was maintained in 2003. However there was a decline in the amount of work outsourced from the Agrochemical industry, both on new chemical entities and as registration work under European Directive 91/414/EEC diminished.

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

Exchange rates for translating sterling into US dollars were as follows:

                            At December 31              Average rate (1)
         2001                   1.4554                       1.4403
         2002                   1.6099                       1.5039
         2003                   1.7857                       1.6354


(1) Based on the average of the exchange rates on the last day of each month during the period.

On March 24, 2004 the noon buying rate for sterling was (pound)1.00 = $1.8351.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2003:


                                                            Expected Maturity Date
                                      2003    2004    2005     2006    2007  Thereafter    Total  Fair
                                                                                                      Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling   6,380                                                 6,380      6,380
                  - Euro             1,291                                                 1,291      1,291
                  - Yen              3,526                                                 3,526      3,526
Accounts
receivable        - Pound Sterling  15,205                                                15,205     15,205
                  - Euro               582                                                   582        582
                  - Yen              1,475                                                 1,475      1,475
Debt              - Pound Sterling                           40,331                       40,331     40,331


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

ANIMAL RIGHTS ACTIVISM

Please refer to the detailed discussion under Item 1, on pages 10 to 11.

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

Taxation

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company's early adoption of the provisions of this statement, resulted in the inclusion of a $1.2 million gain in other income/(expense) in 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of the provisions of this statement, in conjunction with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, resulted in the inclusion of a $3.5 million loss in other income (expense) in 2003.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) for hedging activities, and for SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on LSR's results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equities" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on LSR's results of operations, financial position or cash flows.

In December 2003, the FASB issued Statement No. 132 (R), "Employer's Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The Company has a foreign plan for which the effective date is June 15, 2004, after which the Company will comply with this statement.

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

Non-Bank Loans

The Company's (pound)22.5 million ($40.1 million) credit facility is UK sterling denominated and does not contribute to transaction gains and losses on the income statement due to the fact that, under US GAAP, the Company's functional currency is sterling. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin, approximately 5.50% per annum for the year ended December 31, 2003. At December 31, 2003 this credit facility was fully drawn down.

In the year ended December 31, 2003, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $403,000.

Revenue

For the year ended December 31, 2003, approximately 79% of the Company's net revenues were from outside the US. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

Convertible Capital Bonds

The Company's $46.2 million principal amount of Convertible Capital Bonds are US dollar denominated, but are held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                 Page

Independent Auditors' Report - December 31, 2003                                             34

Independent Auditors' Report - December 31, 2002 and 2001                                    35

Consolidated Statements of Operations-
Years ended December 31, 2003, 2002 and 2001                                                 36

Consolidated Balance Sheets - December 31, 2003 and 2002                                     37

Consolidated Statements of Shareholders' (Deficit)/Equity and
Comprehensive Loss - Years ended December 31, 2003, 2002 and 2001                            39
Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001         40

Notes to Consolidated Financial Statements                                                   41


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Life Sciences Research, Inc. and Subsidiaries

We have audited the  accompanying  consolidated  balance  sheet of Life Sciences
Research, Inc. and Subsidiaries ("Company") as of December 31, 2003, and the related consolidated statements of operations, shareholders' (deficit)/equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2002 and for the two years then ended were audited by other auditors whose report dated March 26, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Hugh Scott P.C.
Lakewood, New Jersey

April 14, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Life Sciences Research, Inc. and Subsidiaries, East Millstone New Jersey

We have audited the accompanying consolidated balance sheet of Life Sciences Research, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' (deficit)/equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Sciences Research, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP
Princeton, New Jersey


March 26, 2003


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000's), except per share amounts

                                                                      Year Ended December 31,
                                                                  2003                  2002                2001
Revenues                                                      $132,434              $115,742             $99,206
Cost of sales                                                (104,798)              (93,403)            (84,133)
                                                    -------------------     -----------------     ---------------
Gross profit                                                    27,636                22,339              15,073
Selling, general and administrative expenses                  (20,867)              (18,075)            (15,966)
Other operating expense                                        (3,522)                     -               (750)
                                                    -------------------     -----------------     ---------------
Operating income/(loss)                                          3,247                 4,264             (1,643)
Interest income                                                     94                    66                 104
Interest expense                                               (6,084)               (6,304)             (6,614)
Other income/(expense)                                           5,362                 4,922             (4,471)
                                                    -------------------     -----------------     ---------------
Income/(loss) before income taxes                                2,619                 2,948            (12,624)
Income tax benefit/(expense)                                     1,109                 (251)               2,996
                                                    -------------------     -----------------     ---------------
Net income/(loss)                                               $3,728                $2,697            $(9,628)
                                                    ===================     =================     ===============

Income/(loss) per share
 -basic                                                          $0.31                 $0.25             $(1.64)
 -diluted                                                        $0.29                 $0.24             $(1.64)

Weighted average number of common stock outstanding
 -basic                                                     11,957,760            10,678,890           5,868,421
 -diluted                                                   12,699,576            11,083,416           5,868,421


The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets
Dollars in (000's), except per share amounts

                                                                                          December 31,
ASSETS                                                                                    2003             2002
Current assets:
Cash and cash equivalents                                                              $17,271          $14,644
Accounts receivable, net of allowance of $561 and $287 in 2003 and 2002,
  respectively                                                                          17,515           20,176
Unbilled receivables                                                                     8,246            9,108
Inventories                                                                              1,901            1,556
Prepaid expenses and other current assets                                                4,610            3,075
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total current assets                                                                   $49,543          $48,559
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Property and equipment, net                                                           $101,547          $94,574
Investments                                                                                  -              248
Goodwill                                                                                   832                -
Unamortized capital bonds issue costs                                                      429              563
Deferred income taxes                                                                    3,922            4,466
                                                                                  -------------   --------------
Total assets                                                                          $156,273         $148,410
                                                                                  -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                                       $12,508           $8,574
Accrued payroll and other benefits                                                       4,152            1,773
Accrued expenses and other liabilities                                                  13,695           12,765
Short-term debt                                                                            338              225
Fees invoiced in advance                                                                22,761           26,066
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total current liabilities                                                              $53,454          $49,403
                                                                                  -------------   --------------
Long-term debt                                                                         $87,560          $83,717
Related party loans                                                                          -              358
Pension liabilities                                                                     21,414           17,712
Deferred income taxes                                                                    2,291            5,024
                                                                                  -------------   --------------
Total liabilities                                                                     $164,719         $156,214
                                                                                  -------------   --------------
Commitments and contingencies
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at December 31, 2003: 12,034,883
(December 31, 2002: 11,932,338)                                                            120              119
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                                 -                -
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                                 -                -
Paid in capital                                                                         75,101           75,098
Less: Promissory notes for issuance of common stocks                                     (661)            (684)
Accumulated comprehensive loss                                                        (22,973)         (18,576)
Accumulated deficit                                                                   (60,033)         (63,761)
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total shareholders' (deficit)                                                         $(8,446)         $(7,804)
                                                                                  ------------------------------
                                                                                  -------------   --------------
Total liabilities and shareholders' equity/(deficit)                                  $156,273         $148,410
                                                                                  -------------   --------------


The accompanying notes are an integral part of the consolidated financial statements.



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and Comprehensive Loss

            (000's)               Common    Common     Promissory     Additional   Accummulated  Accumulated     Total
                                  Stock      Stock     Notes for        Paid in      Deficit     Other
                                            at Par    Issuance of       Capital                  Comprehensive
                                                      Common Stock                               Loss


Balance, December 31, 2000           5,833       $58          $            $65,272   $(56,830)        $(4,434)    $4,066
Issues of shares                        14         1          -                 83           -               -        84
Issue of warrants (note 5)               -         -          -                680           -               -       680
Accumulated
comprehensive loss:
-        Net loss for the year           -         -          -                  -     (9,628)               -
-        Translation
     adjustments,                        -         -          -                  -           -              74
     net of $263 tax                                                                                             (9,554)
Total Comprehensive Loss

                                -----------------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2001           5,847       $59         $-            $66,035   $(66,458)        $(4,360)  $(4,724)

Issue of Shares                      5,585        55                         8,384           -               -     8,439
Promissory notes for issuance
of common stock                        500         5      (684)                679           -               -         -
Accumulated
comprehensive loss:
-    Net income for the                  -         -          -                  -       2,697               -
     year
-    Minimum pension
     liability, net of $5,903
     tax -Deficiency on UK
     defined benefit pension
     plan.                               -         -          -                  -           -        (13,507)
-    Translation
     adjustments,                        -         -          -                  -           -           (709)
     net of $569 tax                                                                                            (11,519)
Total Comprehensive Loss
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2002          11,932      $119     $(684)            $75,098   $(63,761)       $(18,576)  $(7,804)
Issue of shares                        103         1          -                  3           -               -         4
Repayment of Promissory notes
                                         -         -         23                  -           -               -        23
Accumulated comprehensive loss:
    Net income for the year              -         -          -                  -       3,728               -         -
    Minimum pension liability,
    net of $971 deferred tax -
    Deficiency on UK defined
    benefit pension plan
                                         -         -          -                  -           -         (2,265)         -
    Translation adjustments,
    net of $123 tax                      -         -          -                  -           -         (2,132)         -
    Total comprehensive loss             -         -          -                  -           -               -     (669)
                                -----------------------------------------------------------------------------------------

Balance, December 31, 2003        12,035     $120        $(661)            $75,101   $(60,033)       $(22,973)  $(8,446)
                                -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in (000's)

                                                                               Year Ended December 31,
                                                                         2003           2002          2001
Cash flows from operating activities:
Net income/(loss)                                                      $3,728         $2,697      $(9,628)
Adjustments to reconcile net income/(loss) to net cash from
operating activities
Depreciation                                                            9,049          8,108         8,307
Impairment of fixed assets                                              2,014              -             -
Loss on disposals of fixed assets                                         271              -             -
Foreign exchange (gain)/loss on Capital Bonds                         (4,760)        (4,977)         1,272
Deferred income taxes/(benefits)                                      (1,234)            188       (2,996)
Gain on repurchase of Capital Bonds                                     (602)        (1,191)             -
Share of profit on acquisition                                          (208)              -             -
Provision for losses on accounts receivable                               244            123            80
Amortization of capital bonds issue costs                                 165            191           157
Amortization of warrants                                                  290            156             -
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses          5,063          4,605       (8,329)
Inventories                                                             (157)          (127)            44
Accounts payable, accrued expenses and other liabilities                2,048        (1,728)         7,131
Fees invoiced in advance                                              (5,972)          5,988         1,898
                                                                  ------------   ------------  ------------
Net cash provided by/(used in) operating activities                    $9,939        $14,033      $(2,064)
                                                                  ------------   ------------  ------------

Cash flows from investing activities:
Purchase of property, plant and equipment                             (8,716)        (4,177)       (3,295)
Cash acquired with Subsidiary                                           1,893              -             -
                                                                  ------------   ------------  ------------
Net cash used in investing activities                                $(6,823)       $(4,177)      $(3,295)
                                                                  ------------   ------------  ------------

Cash flows from financing activities:
Proceeds from issue of common shares                                        4          6,039            84
Proceeds from issue of warrants                                             -              -           680
Proceeds from issue of Promissory Notes                                    23              -             -
Proceeds from long-term borrowings                                        444            334         4,321
Repayments of long-term borrowings                                    (1,328)        (4,627)          (93)
Repayments of short term borrowings                                     (253)              -             -
                                                                  ------------   ------------  ------------
Net cash provided by financing activities                            $(1,110)         $1,746        $4,992
                                                                  ------------   ------------  ------------
Effect of exchange rate changes on cash and cash equivalents              621            802         (679)
                                                                  ------------   ------------  ------------
Increase/(decrease) in cash and cash equivalents                        2,627         12,404       (1,046)
Cash and cash equivalents at beginning of year                         14,644          2,240         3,286
                                                                  ------------   ------------  ------------

Cash and cash equivalents at end of year                              $17,271        $14,644        $2,240
                                                                  ------------   ------------  ------------
Supplementary disclosures:
Interest paid                                                          $5,544         $6,110        $6,267

Non-cash transactions:
Conversion of debt to equity                                               $-         $2,400            $-
Issuance of common stocks for promissory notes                             $-           $684            $-

The accompanying notes are an integral part of these consolidated financial statement.


1.      THE COMPANY AND ITS OPERATIONS

Life  Sciences  Research  Inc.  ("LSR")  and  subsidiaries  (collectively,   the
"Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that humans use, eat, and are otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

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

Allowance for Uncollectible Accounts

The Company establishes an allowance for uncollectible accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the uncollectible account allowance is based on historical information, a review of customer accounts and related receivable balances, and management's assessment of current economic conditions. The Company reassesses the allowance for uncollectible accounts annually.

Inventories

Inventories are valued on a FIFO (first-in, first out) method at the lower of cost, or market value. They comprise materials and supplies.

Property, Plant and Equipment

Property, plant and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis. Estimated useful lives are as follows:

         Buildings and facilities              15 - 50 years
         Plant and equipment                   4 - 25 years
         Vehicles                              5 years
         Computers and software                3 - 5 years

Amounts spent to repair and maintain these assets arising out of the normal course of business are expensed in the period incurred.

Concentration of Credit Risk

The Company maintains cash and cash equivalents in US financial institutions, which, at times, may exceed federally insured limits. Based on the nature of the financial instruments and/or historical realization of these instruments, the Company believes they bear minimal risk.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate and assets and liabilities are translated at year-end exchange rates and capital accounts are translated at historical exchange rate, and retained earnings are translated at the weighted average of historical rates. Translation adjustments are presented as a separate component of other accumulated comprehensive loss in the financial statements.

Goodwill and Other Intangible Assets

Effective 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets (Note 4). In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2003.

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flows, as appropriate.

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal 2003, which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring costs (Note 8) are typically recorded in other operating expenses in the period in which the plan is approved by the Company's senior management and, where material, the Company's Board of Directors, and when the liability is incurred.

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

Pension Costs

During the year the Company had two defined contribution plans. One of the defined contribution pension plans covers all employees in the US; the other, employees in the UK. Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees based on their final pensionable salary. As of December 31, 2002, the defined benefit pension plan was curtailed. The gain on curtailment was recognized in the Statement of Operations according to SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits". The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting For Pensions". Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures About Pensions And Other Post Retirement Benefits". The net asset at transition, prior service cost and net (loss)/gain subject to amortization, outside the corridor, are being amortized on a straight-line basis over periods of 15 years, 10 years and 10 years respectively. The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

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

                                                Year ended December         Year ended            Year Ended
                                                     31, 2003           December 31, 2002      December 31, 2001
                                              ------------------------ --------------------- ----------------------
                                                       $000                    $000                  $000
Net income/(loss)            As Reported              $3,728                  $2,697               $(9,628)
Less: Pro forma expense as
if stock options were
charged against net
income, net of tax
                                                       (67)                    (59)                 (1,108)

                             Pro forma                $3,661                  $2,638               $(10,736)
Basic and Diluted EPS:       As Reported          $0.31 and $0.29        $0.25 and $0.24      $(1.64) and $(1.64)
                             Pro forma            $0.31 and $0.29        $0.25 and $0.24      $(1.83) and $(1.83)


The weighted average fair value of options granted at December 31, 2003 was $921,912. The options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                              2003            2002
Dividend yield                                 0%              0%
Volatility                                    40%              40%
Risk-free interest rate                      3.72%            3.72%
Expected term of options (in years)         10 years        10 years

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company's early adoption of the provisions of this statement resulted in the inclusion of a $1.2 million gain in other income/(expense) in 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of the provisions of this statement, in conjunction with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, resulted in the inclusion of a $3.5 million loss in other income (expense) in 2003.


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

In April 2003, the FASB issued SFAS No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) for hedging activities, and for SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on LSR's results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equities" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on LSR's results of operations, financial position or cash flows.

In December 2003, the FASB issued Statement No. 132 (R), "Employer's Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The Company has a foreign plan for which the effective date is June 15, 2004, after which the Company will comply with this statement.

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

                                                                   2003            2002
                                                                   $000            $000
Property, plant and equipment at cost:
Building and facilities                                         116,981         105,635
Plant, equipment, vehicles, computers and software              108,658          93,686
Assets in the course of construction                              1,045              47
                                                          -------------- ---------------
                                                                226,684         199,368
Less: Accumulated depreciation                                (125,137)       (104,794)
                                                          -------------- ---------------
Property and equipment, net                                    $101,547         $94,574
                                                          -------------- ---------------


Depreciation expense aggregated $9,049,000,  $8,108,000 and $8,307,000 for 2003,
2002 and 2001 respectively.

The net book value of assets held under capital leases and included above is as follows:

                              Cost       Depreciation   Net book
                                                          Value
                              $000          $000          $000
At December 31, 2003           958          259            699
At December 31, 2002           848          362            486

4.      GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company adopted SFAS No. 142 as of January 1, 2003. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This statement requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. Commissions paid to the previous owner of the acquired 50% of HLS KK during the 12 months to June 30, 2003 were $0.3 million. Goodwill on purchase was Japanese Yen 99,500,000 ($832,000 at year end rates).

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company. The Company's share of the profits of HLS KK from the date of incorporation, January 2, 1996, to June 30, 2003 of $208,000 was recognized in the third quarter of 2003.

5.      INCOME TAXES

The components of income/(loss) before taxes and the related (expense)/benefit for tax for the years ended December 31 are as follows:

Income/(loss) before taxes                                       2003             2002              2001
                                                                 $000             $000              $000
United Kingdom                                                  1,452            4,110          (11,036)
United States                                                     887          (1,162)           (1,588)
Japan                                                             280                -                 -
                                                         -------------    -------------     -------------
                                                               $2,619           $2,948         $(12,624)
                                                         -------------    -------------     -------------

The (expense)/benefit for income taxes by location               2003              2002             2001
of the taxing jurisdiction for the years ended                   $000              $000             $000
December 31, consisted of the following:
Current Taxation:
-        State Taxes - US                                        (39)              (63)                -
-        Corporate Tax - Japan                                   (86)                 -                -
Deferred taxation:
-        United Kingdom                                         2,263              (45)            2,886
-        United States                                        (1,029)             (143)              110
                                                         -------------     -------------    -------------
                                                               $1,109            $(251)           $2,996
                                                         -------------     -------------    -------------

Reconciliation between the US statutory rate and the effective rate is as follows:

                                                                     % of income/(loss) before income
                                                                                      taxes
                                                                           2003        2002        2001
                                                                           ----        ----        ----
                                                                              %           %           %
US statutory rate                                                            35          35        (35)
Foreign rate differential                                                   (3)         (9)           6
Non-deductible items including foreign exchange loss                         13        (31)           3
State taxes                                                                   2           2           -
Change in estimate                                                         (89)          11           -
                                                                    ------------  ----------  ----------
Effective tax rate                                                         (42)           8        (26)
                                                                    ------------  ----------  ----------

The main reason for the change in estimate above relates to the Huntingdon 2002 tax provision. The UK government in its 2002 budget introduced a new tax allowance, `Research and Development (R & D) Tax Credit, for large companies. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon has made a claim for the R & D Tax Credit. Pending the outcome of the 2002 claim, the 2003 provision has excluded any further allowance.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                                      2003                   2002
                                                                      $000                   $000
Current deferred tax assets:
Accrued liabilities                                                      -                      -
                                                                 ----------            -----------
                                                                        $-                     $-
                                                                 ----------            -----------
Non-current deferred tax assets:
Net operating losses - US                                            4,827                  4,466
Net operating losses - UK                                           17,624                 12,576
Net pension plan minimum liability adjustment - UK                   6,423                  5,789
Capital losses - UK                                                 15,228                 13,729
Valuation allowance - UK                                          (15,228)               (13,729)
                                                                 ----------            -----------
Net non-current deferred tax assets                                $28,874                $22,831
                                                                 ----------            -----------


Non-current deferred tax liabilities:
Property and equipment -  US                                           929                      -
                       -  UK                                        26,314                 23,389
                                                                 ----------            -----------
Total                                                              $27,243                $23,389
                                                                 ----------            -----------

Net non-current deferred tax assets                                 $3,922                 $4,466

Net non-current deferred tax liabilities                            $2,291                 $5,024


In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

Of the gross amount of net operating losses in the US of $12,188,000, $3,881,000 expires in 2012, $6,163,000 expires in 2018, $523,000 expires in 2019,
$1,087,000  expires in 2021,  $492,000  expires in 2022 and  $42,000  expires in
2023. The gross amount of net operating losses in the UK of $57,380,000 have no expiration date. The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

6.      LONG-TERM DEBT AND RELATED PARTY LOANS

                                                  2003                  2002
                                                  $000                  $000
Non-    bank loans                              40,965                36,027
Capital leases                                     400                   100
Convertible Capital Bonds                       46,195                47,590
                                      -----------------       ---------------
                                                87,560                83,717
Related party loans                                  -                   358
                                      -----------------       ---------------
                                      -----------------       ---------------
                                               $87,560               $84,075
                                      -----------------       ---------------

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.5 million ($40.1 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The Company is taking all reasonable steps to conduct these transactions. The loan is held by LSR Ltd and is secured by the guarantees of the wholly owned subsidiaries of the Company including LSR Ltd., Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. The value of the warrants was $430,000.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2003 $46.2 million was outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In January 2003, the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Other financing has been provided by a $2.9 million loan facility made available on September 25, 2000 by a director, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also includes a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. Both facilities have been fully drawn down. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. The remaining principal amounts were repaid in full, with a rate of 10% interest, to Mr. Baker and FHP, respectively, in 2002.

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

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The  Company's   principal   financial   instruments   comprise  cash  and  cash
equivalents, accounts receivables, unbilled receivables and long-term debt. The Company does not hold financial instruments for trading purposes.

The estimated fair value of the Company's financial instruments as of December 31, 2003 and 2002 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

                                                                    2003                          2002
                                                             Carrying       Estimated        Carrying    Estimated
                                                                Value      Fair Value           Value   Fair Value
                                                                 $000            $000            $000         $000
Primary financial instruments held or issued
to finance the Company's operations:                          $17,271         $17,271         $14,644      $14,644
Accounts receivable                                            17,515          17,515          20,176       20,176
Short-term debt                                                   338             338             225          225
Accounts payable                                               12,508          12,508           8,574        8,574
Fees invoiced in advance                                       22,761          22,761          26,066       26,066
Long-term debt (excluding the Convertible Capital
Bond)                                                          41,365          41,365          36,485       36,485
Convertible Capital Bond                                       46,195          36,956          47,590       23,500

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

Convertible Capital Bond: The estimated fair values of the Company's Convertible Capital Bond is based on market prices at year-end.

8.      RESTRUCTURING COSTS

During the fourth quarter of 2003, the Company recorded restructuring charges of $3,551,000 including impairment of fixed assets of $2,014,000, and employee severance of $1,537,000 associated with the UK facilities. These charges arose from the consolidation of duplicate facilities in response to changes in the market, particularly for non-pharmaceutical services, and the closure of excess and outdated toxicology capacity. This restructuring will improve the efficiency of the Company's operations and will not impair its ability to service clients' needs.

9.      OTHER INCOME/(EXPENSE)

                                                      2003           2002           2001
                                                      $000           $000           $000
Exchange gain/(loss) on capital bonds                 4,760          4,977        (1,386)
Gain on partial repurchase of Capital Bonds             602          1,191              -
Exchange offer costs                                      -        (1,246)        (2,868)
Refinancing costs                                         -              -          (217)
                                             ---------------    -----------    -----------
                                                     $5,362         $4,922       $(4,471)
                                             ---------------    -----------    -----------



10.     COMMITMENTS AND CONTINGENCIES

Operating leases

Operating lease expenses were as follows:
                                             2003        2002        2001
                                             $000        $000        $000
Plant and equipment                           451        904         924
Other operating leases                        410        392         127

The Company leases certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under operating and capital leases are as follows:

                                                       Operating Leases       Capital Leases
For the years ended December 31,
                                                             $000                  $000
2004                                                           333                   235
2005                                                           349                   141
2006                                                           281                   137
2007                                                             1                   129
2008                                                             -                   129
2009 and thereafter                                              -                     -
                                                       -----------------      ----------------
Total minimum lease payments                                   964                   771
                                                       =================

Less amounts representing interest                                                  (212)
                                                                              ----------------
                                                                              ----------------
Present value of net minimum lease payments                                          559
Less current portion of capital lease obligations                                   (159)
                                                                              ----------------
                                                                              ----------------
Non-current portion of capital lease obligations                                     400
                                                                              ================


All operating leases are for Plant & Equipment

The total cost of equipment capitalized under these capital leases is $546,000 and $20,000, at December 31, 2003 and 2002, respectively. Depreciation on these capital leases amounted to $68,000, $5,000, and $5,000 for the years ended at December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation on the capital leases amounted to $87,000, $20,000 and $15,000 for the years ended at December 31, 2003, 2002 and 2001, respectively.

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

11.     SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2003 and 2002 LSR had outstanding 12,034,883 and 11,932,338 shares of Voting Common Stock of par value of $0.01 each respectively.

Warrants issued in conjunction with long-term debt and related party loans

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14, the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Share option plans

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR 2001 Equity Incentive Plan was adopted effective October 4, 2001. Adoption of the LSR 2001 Equity Incentive Plan enables LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan was approved by the shareholders of LSR, prior to the acquisition of Huntingdon.

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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted during 2002 to employees and directors, on the terms set forth above, are listed below:

Date of Grant               Numbers Granted             Exercise Price
-------------               ---------------             --------------
March 1, 2002                 1,142,000                 $1.50
September 3, 2002                20,000                 $2.40
October 21, 2002                 15,000                 $2.03

In 2003, options to purchase an aggregate of 11,000 shares of LSR Common Stock were issued, all at an exercise price of $1.80, the market price at the date of grant:

Date of Grant                Numbers Granted             Exercise Price
-------------                ---------------             --------------
February 14, 2003                 11,000                 $1.80


Securities Authorized for Issuance under 2001 Equity Incentive Plan
                                               Shares        Wtd Avg. Ex Price      Number of securities remaining
                                               (000)                                 available for future issuance
Outstanding at start of period                 1,177               $1.52
Granted                                            11              $1.80
                                             -----------     ------------------    ----------------------------------

December 31, 2003                              1,188               $1.52                        912,000
                                             -----------     ------------------    ----------------------------------
Exercisable at end of year                     1,188               $1.52
Weighted average fair value of
options granted (000)                           $922


Huntingdon Life Sciences Group plc Stock Option Plan

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and are therefore considered to have no value.

Other Option Grants

In addition to the options granted under the Share Option Plans, the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

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

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. These warrants were issued to an independent consultant in connection with financial advice.

A summary of warrants outstanding at December 31, 2003 is as follows:

                       Warrants       Exercise price      Expiration Date
                       --------       --------------      ---------------
October 9, 2001         704,425           $1.50           October 9, 2011
June 11, 2002           410,914           $1.50           June 11, 2012
October 24, 2003        100,000           $2.05           October 24, 2013

12.     EMPLOYEE BENEFITS

Prior to December 31, 2002, the Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme (the "HLS Defined Benefit Pension Plan") a funded pension plan providing benefits, based on final pensionable salary, for certain Company employees in the UK. The Plan had been closed to new entrants from April 5, 1997 and as of December 31 2002, the accumulation of plan benefits of employees in the plan was permanently suspended, and therefore, the HLS Defined Benefit Pension Plan was curtailed. This suspension of benefits resulted in a gain on curtailment of $8.41 million at December 31, 2002, which has been recorded as a reduction of the Company's unrecognized net actuarial loss.

The components of the net periodic benefit cost of the HLS Defined Benefit Pension Plan for the years ended December 31, are as follows:


                                                               2003                2002                2001
                                                               $000                $000                $000
Service cost, benefits earned during the year                     -               1,466               1,493
Interest cost on projected benefit obligation                 6,101               5,581               5,720
Expected return on plan assets                              (7,279)             (6,455)             (7,071)
Amortization of prior service cost                                -                   -                  44
Amortization of transition asset                              (277)               (238)               (230)
Amortization of actuarial loss                                  710                   -                   -
                                                        -------------       ------------       -------------
Net periodic benefit/(cost)                                   $(745)               $354               $(44)
                                                        -------------       ------------       -------------

The major assumptions used in calculating the pension expense were:

                                                                2003                2002                 2001
Discount rate                                                   5.5%               5.75%                6.00%
Rate of increase of future compensation                          N/A                 N/A                3.75%
Long-term rate of return on plan assets                         8.0%               8.25%                7.25%



A reconciliation of the projected benefit obligation for the HLS Defined Benefit Pension Plan to the accrued pension expense recorded as of December 31 is as follows:


                                                                  2003                2002                 2001
                                                                  $000                $000                 $000
Projected benefit obligation                                $(123,892)           $(99,068)            $(91,467)
Plan assets at market value                                    102,483              81,356               86,492
                                                           ------------       -------------       --------------

Funded status                                                $(21,409)           $(17,712)             $(4,975)
Unrecognized net actuarial loss/(gain)                          24,875              19,678                5,712
Adjustment for minimum liability - pretax                     (24,734)            (19,296)                    -
Unrecognized net asset at transition                             (141)               (382)                (563)
                                                           ------------       -------------       --------------
(Accrued)/prepaid pension expense                            $(21,409)           $(17,712)                 $174
                                                           ------------       -------------       --------------
Change in plan assets
Fair value of assets, beginning of year                        $81,356             $86,492             $100,083
Foreign currency changes                                         8,884               8,238              (2,573)
Actual gain/(loss) on plan assets                               16,202            (13,299)             (10,571)
Employer contributions                                             809               1,654                1,517
Employee contributions                                               -                 752                  728
Benefit payments                                               (4,768)             (2,481)              (2,692)
                                                           ------------        ------------       --------------
                                                           ------------        ------------       --------------
Fair value of assets, end of year                             $102,483             $81,356              $86,492
                                                           ------------        ------------       --------------
Change in projected benefits obligation
Projected benefit obligation, beginning of year                $99,068             $91,467              $99,003
Foreign currency changes                                        10,819              10,013              (2,545)
Service cost                                                         -               1,466                1,493
Interest cost                                                    6,216               5,581                5,720
Actuarial (gains)/losses                                        12,557                 681             (10,240)
Gain on curtailment                                                  -             (8,411)                    -
Employee contributions                                               -                 752                  728
Benefit payments                                               (4,768)             (2,481)              (2,692)
                                                           ------------        ------------       --------------
                                                           ------------        ------------       --------------
Projected benefit obligation, end of year                     $123,892             $99,068              $91,467
                                                           ------------        ------------       --------------


On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2003, 2002 and 2001 were $2.5 million, $1.3 million and $1.3million respectively.

13.     GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2003, 2002 and 2001, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

Geographical segment information is as follows:

                                              US           UK         Total
                                            $000         $000          $000
2003 Revenues                            $28,110     $104,324      $132,434
     Operating income before other
     operating income/(expense)
                                           1,365        5,404         6,769
     Operating income                      1,194        2,053         3,247
     Long-lived assets(A)                 15,519      123,054       138,573
     Property and equipment, net           9,405       92,142       101,547
     Depreciation and amortization         1,898        9,436        11,334
     Capital expenditure                   1,912        6,804         8,716
     Total assets                         19,341      136,932       156,273

2002 Revenues                            $24,891      $90,851      $115,742
     Operating income before other
     operating expense                       301        3,963         4,264
     Operating income                        301        3,963         4,264
     Long-lived assets (A)                20,437      112,776       133,203
     Property and equipment, net           9,615       84,959        94,574
     Depreciation & amortization           1,335        6,773         8,108
     Capital expenditure
                                             996        3,181         4,177
     Total assets                         23,483      124,927       148,410

2001 Revenues                            $23,501      $75,705       $99,206
     Operating (loss) before other
     expense/income                        (109)        (784)         (893)
     Other operating expense                   -        (750)         (750)
     Operating (loss)                      (109)      (1,534)       (1,643)
     Long-lived assets (A)                19,693      111,138       130,831
     Property and equipment, net          10,132       80,221        90,353
     Depreciation & amortization           1,416        6,891         8,307
     Capital expenditure                   1,151        2,144         3,295
     Total assets                         20,929      113,035       133,964

(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.

Revenues from customers (based on location of customers)

                             2003               2002             2001
                             $000               $000             $000
United States              38,820             37,316           34,705
Europe                     61,110             51,551           39,082
Rest of World              32,534             26,875           25,419
                     -------------     --------------     ------------
                         $132,464           $115,742          $99,206
                     -------------     --------------     ------------

14.     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

                                         Balance as of     Exchange      Charged to     Accounts     Balance as
                                         beginning of     Adjustment     operations    written off    of end of
                                            period                                                     period
                                             $000            $000           $000          $000          $000
Allowance for uncollectible accounts
deducted from trade debtors
December 31, 2003                             287             29            250            (5)           561
December 31, 2002                             164             17            294           (188)          287
December 31, 2001                             86             (2)             80             0            164


15.     OTHER RELATED PARTY TRANSACTIONS

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($377,995), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($78,571) per year from the (pound)66,000 ($117,856) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($383,033) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2003 is (pound)370,082 ($660,855) at year-end foreign exchange rates).

Julian Griffiths, a former director of LSR and current Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($94,315), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was totally repaid during 2003.

16.     UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2003 and December 31, 2002.

Year ended December 31, 2003                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000
Revenues                                       $31,901            $32,663            $32,723            $35,147
Cost of sales                                 (25,373)           (25,442)           (26,164)           (27,819)
                                      --------------------------------------------------------------------------
Gross profit                                     6,528              7,221              6,559              7,328
Selling and administrative expenses            (4,921)            (5,395)            (5,189)            (5,362)
Other operating (expense)/income                     -              (132)                387            (3,777)
                                      --------------------------------------------------------------------------
Operating income                                 1,607              1,694              1,757            (1,811)
Interest income                                     16                 23                 10                 45
Interest expense                               (1,708)            (1,444)            (1,464)            (1,468)
Other (expense)/income                           (450)              2,179                308              3,325
                                      --------------------------------------------------------------------------
(Loss)/income before taxes                       (535)              2,452                611                 91
Income tax benefit/(expense)                       177              (592)              (215)              1,739
                                      --------------------------------------------------------------------------
Net (loss)/income                               $(358)             $1,860               $396             $1,830
                                      --------------------------------------------------------------------------

(Loss)/earnings per share                      $(0.03)              $0.16              $0.03              $0.15

                                                                    Quarter Ended
Year ended December 31, 2002                  March 31            June 30           September 30       December 31
                                                  $000               $000               $000               $000


Revenues                                       $26,135            $28,590            $29,951            $31,066
Cost of sales                                 (21,646)           (23,120)           (24,122)           (24,515)
                                      --------------------------------------------------------------------------
Gross profit                                     4,489              5,470              5,829              6,551
Selling and administrative costs               (4,302)            (4,324)            (4,538)            (4,911)
                                      --------------------------------------------------------------------------
Operating income                                   187              1,146              1,291              1,640
Interest income                                      6                 27                 20                 13
Interest expense                               (1,627)            (1,524)            (1,522)            (1,631)
Other (expense)/income                         (2,623)              3,241              1,747              2,557
                                      --------------------------------------------------------------------------
Loss before taxes                              (4,057)              2,890              1,536              2,579
Income tax benefit                                 742                 26               (34)              (985)
                                      --------------------------------------------------------------------------
Net (loss)/income                             $(3,315)             $2,916             $1,502             $1,594
                                      --------------------------------------------------------------------------

(Loss)/earnings per share                      $(0.48)              $0.24              $0.13              $0.13






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9(a)  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in the other factors that significantly affect those controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name                       Age           Office Held

Andrew Baker               55            Director
                                         Chairman of the Board and
                                         Chief Executive Officer
Gabor Balthazar            62            Director
Brian Cass                 56            Director, Managing Director/President
Afonso Junqueiras          47            Director, appointed January 15, 2003.
Richard Michaelson         52            Chief Financial Officer & Secretary
Yaya Sesay                 61            Director, appointed January 10, 2003

(a)      Identification of Directors

Andrew Baker became a director and Chairman and Chief Executive Officer of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated ("Corning") and held the posts of President and CEO of MetPath Inc., Corning's clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Diagnostics Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Mr. Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed Focused Healthcare Partners ("FHP"), an investment partnership that acts as general partner for healthcare startup and development companies.

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

Yaya Sesay, served as a senior government official of an African nation for approximately 25 years, culminating in his service as Financial Secretary of the Ministry of Finance for three years. For the past five years, Mr. Sesay has been an international businessman with an interest in the development of pharmaceutical products.

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

(b)      Code of Ethics

The Company has adopted a Senior Officer and Financial Personnel Code of Ethics. A copy of such Code of Ethics is filed as exhibit 99.2 in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months ended December 31, 2003 and 2002 the aggregate compensation of the Executive Officers as a group, paid or accrued, was $1,194,388 and $1,254,750 respectively.

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

Under the management services contract FHP is paid an annual fee of (pound)200,000. Mr Baker receives health and medical insurance benefits from the company. He is also entitled to a non-pensionable car allowance of up to (pound)1,000 per month. Mr. Baker receives contributions to his private pension arrangements, equivalent to 33 percent of this basic annual fee. The management services contract may be terminated if either FHP or Mr. Baker is guilty of serious misconduct or is in material breach of the terms of the contract, among other reasons. In the event of termination without "cause" following a "change in control", as defined, FHP would receive a payment equal to 2.99 times this annualized fee plus an amount equal to 2.99 times all incentive compensation earned or received by FHP or Mr. Baker during the 12 months prior to termination.

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

Mr. Michaelson receives an annual salary of $250,000 gross and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance and participation in the 401(k) Plan of Huntingdon Life Sciences Inc. Mr. Michaelson's service agreement also provides for the payment of a bonus to Mr. Michaelson in the absolute discretion of the Company's Board.

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

Discretionary bonus plan

The Company operates a discretionary bonus plan for executive officers and key managers based upon improvements to operating income and achievement of pre-defined targets. No bonus awards were made in respect of 2001, 2002 or 2003.

The following table shows the remuneration of Executive Officers in the 12 months ended December 31, 2003, 2002, and 2001;

                                               Annual Compensation                        Long Term Compensation
                                                                                                  Awards

    Name And Principal        Year       Salary         Bonus         Other Annual           Number Of Shares
         Position                                                     Compensation          Underlying Options

Mr. A H Baker                 2003      327,050                          108,918
Chairman and Chief            2002      300,780           -              100,160                  200,000
Executive Officer             2001      288,006           -              95,990                      -

Mr. B Cass                    2003      327,080                          175,843
Managing Director and         2002      300,780           -              160,327                  200,000
President                     2001      280,741           -              153,311                     -

Mr. Richard A. Michaelson     2003      222,108           -              18,633
Chief Financial Officer       2002      196,923           -              11,917                   90,000
and
Secretary

Mr K Cramer                   2003         -              -                 -                        -
Former Director of LSR        2002       36,898           -                 -                     40,000
                              2001       60,000           -                 -                        -

Mr. J T Griffiths             2003      204,425           -              44,692
Financial Director            2002      187,988           -              54,547                   60,000
Company Secretary of          2001      120,960           -              40,229                   10,000
Huntingdon

Dr F W Bonner                 2003      141,945                          13,817
Former Director of            2002      221,073           -              20,053                   30,000
Science &
Technology of Huntingdon      2001      211,680           -              20,395                   10,000


Messrs. Baker, Bonner, Cass and Griffiths are paid in UK pounds sterling. The amounts have been converted at the rate of 2003: $1.6354, 2002: $1.5039, and 2001: $1.4403, to (pound)1.00 for the purposes of the above table.

Dr. Bonner and Mr. Griffiths did not stand for re-election as directors of LSR at the June 10, 2002 Annual Meeting of Stakeholders and accordingly ceased being directors of LSR as of that date. Mr. Cramer resigned as a director effective January 19, 2003. Dr Bonner ceased to be an employee of the Company on March 31, 2003.

The Officers' pension contributions are privately invested.

EQUITY INCENTIVE PLANS

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan. Adoption of the LSR 2001 Equity Incentive Plan enables LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel. This stock option plan is approved by the shareholders.

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

Grants to Directors
-------------------
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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,177,000 shares of LSR Common Stock (including those specified above) were granted in 2002 to employees and directors, on the terms set forth above, are listed below:

Date of Grant               Numbers Granted                 Exercise Price
-------------               ---------------                 --------------
March 1, 2002                     1,142,000                      $1.50
September 3, 2002                    20,000                      $2.40
October 21, 2002                     15,000                      $2.03

In 2003, options to purchase an aggregate of 11,000 shares of LSR Common Stock were issued, all at an exercise price of $1.80, the market price at the date of grant:

Date of Grant                Numbers Granted                 Exercise Price
-------------                ---------------                 --------------
February 14, 2003                      11,000                     $1.80

Securities Authorized for Issuance under 2001 Equity Incentive Plan

                                               Shares        Wtd Avg. Ex Price      Number of securities remaining
                                               (000)                                 available for future issuance
Outstanding at start of period                 1,177               $1.52
Granted                                            11              $1.80
                                             -----------     ------------------    ----------------------------------
December 31, 2003                              1,188               $1.52                        912,000
                                             -----------     ------------------    ----------------------------------
Exercisable at end of year                     1,188               $1.52
Weighted average fair value of
options granted (000)                           $922


Huntingdon Life Sciences Group plc Stock Option Plans

Huntingdon Life Sciences Group plc issued options prior to December 31, 1997 pursuant to several stock option plans. However, the ability to exercise options under all such Huntingdon plans lapsed on March 26, 2002 in connection with LSR's acquisition of Huntingdon, except for those granted under the Unapproved Stock Option Plan (the "Unapproved Plan"). Under the Unapproved Plan, some options technically remain outstanding. However, such options are exercisable only for shares of Huntingdon, a 100% wholly owned subsidiary of LSR, and as such are considered to have no value.

Other Option Grants

In addition to the options granted under the Share Option Plans, the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

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

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. These warrants were issued to an independent consultant in connection with financial advice.

A summary of warrants outstanding at December 31, 2003 is as follows:

                           Warrants       Exercise price       Expiration Date
                           --------       --------------       ---------------
October 9, 2001             704,425           $1.50            October 9, 2011
June 11, 2002               410,914           $1.50            June 11, 2012
October 24, 2003            100,000           $2.05            October 24, 2013


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MARCH 24, 2004

The following table sets forth, as of March 24, 2004, certain information regarding the beneficial ownership of the shares of LSR common stock, by (a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Common Stock (none other than Mr. Baker and Mr. Cass, who are each a Director and Executive Officer of LSR); (b) each Director or Executive Officer of LSR or principal subsidiary; and (c) all Directors and Executive Officers as a group.
                                                                 Percent of
Name                                  Number of Shares       Outstanding Shares

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
as a Group

* Signifies less than 1%. All percentages calculated on the basis of 12,034,883 outstanding shares of Voting Common Stock. Shares subject to issuance upon presently exercisable options or Warrants are included in the number of outstanding shares for purposes of calculating that holder's percentage interest, as well as the aggregate percentage interest of all directors and Executive Officers as a group.

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

(3)  Includes presently exercisable options to purchase 200,000 shares.

(4) Includes presently exercisable options to purchase 60,000 shares, plus 50,000 shares beneficially owned by Morven LLC, a Delaware limited liability company that is controlled by Mr. Griffiths.

(5)  Includes presently exercisable options to purchase 90,000 shares.


From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 24, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) A $2,910,800 ((pound)2,000,000) facility has been made available to the Company on September 25, 2000 by a director, Mr. Baker. This had been drawn down in full. The loan was repayable on demand, although it was subordinate to the bank loan, it was unsecured and interest was payable monthly at a rate of 10% per annum. By Amendment No. 2 to that loan facility, dated March 20, 2001, FHP became party to the loan and $550,000 of the amount loaned was transferred to FHP. On March 28, 2002 $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. The remaining principal amounts were repaid in full to Mr Baker and FHP, respectively, in 2002.

(2) On January 20, 2001 the Company's bank loan was refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party at the time, and the other two banks that were part of the original loan syndicate. That loan was transferred to another party effective February 11, 2002. The loan is now repayable on June 30, 2006 and interest is payable in quarterly breaks at a rate of "LIBOR" plus 1.75% per annum. The loan is secured by guarantees from LSR, Inc., LSR Ltd, Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc., collateralized by all the assets of those companies.

(3) In accordance with the terms of a facility agreement dated July 19, 2001 and as amended on October 5, 2001, the Stephens Group Inc. made $2,910,800 ((pound)2,000,000) available to the Company, which was available for a period of one year from July 19 2001. That loan was transferred to another party effective February 11, 2002. This amount, which is secured and subordinated to the bank debt, was drawn down in full. Interest was payable monthly at a rate of 10% per annum. With the consent of the bank lender, one half of the facility was repaid on July 1, 2002, and the remainder was repaid on October 1, 2002.

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

(5) Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($377,995), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($78,571) per year from the (pound)66,000 ($117,856) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($383,033) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2003 is (pound)370,082 ($660,855 at year-end foreign exchange rates).

(6) Julian Griffiths, a former director of LSR and current Finance Director of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($94,315), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was fully repaid during 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by Hugh Scott PC for the audit of the Company's annual financial statements for the year ended December 31, 2003 and for review of financial statements included in Form 10-Q Filings for 2003 were $107,147.

The aggregate fees billed for professional services rendered by Deloitte & Touche for the audit of the Company's annual financial statements for the year ended December 31, 2002 were $295,000.

Audit Related Fees

There were no fees billed for assurance and related services by the Company's principal accountant in either 2003 or 2002.

Tax Fees

Fees billed for tax compliance, tax advice and tax planning by the Company's principal accountant in 2003 and 2002 was $10,155 and $0, respectively.

All Other Fees

There were no fees billed for services other than those reported above by the Company's principal accountant in 2003.

The aggregate fees billed for services other than those reported above by Deloitte & Touche in 2002 were $92,000. Such services included $72,000 in services provided in connection with the Company's registration statement on Forms S-4 regarding LSR's acquisition of Huntingdon. The remainder of non-audit fees primarily related to foreign payroll consultation.

The Audit Committee has established a pre-approval process to review and pre-approve all non-audit fees and services of the principal accountants that are not `de minimis' (defined as amounts greater than 5% of the principal accountant's audit fees). There were no such fees to be approved in 2003.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

1.   List of documents filed as part of this report

2.   Index to Financial Statements
     Life Sciences Research, Inc.

     Independent Auditors' Report

     Consolidated Statements of Operations- Years ended
     December 31, 2003, 2002, and 2001

     Consolidated Balance Sheets - December 31, 2003 and 2002

     Consolidated Statements of Changes in Shareholders' (Deficit)/Equity and Comprehensive Loss - Years ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001

     Notes to Consolidated Financial Statements

3.   Financial Statement Schedules

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

10.10 A letter of appointment dated March 21, 2000 between HLS and Mr. G Balthazar. INCORPORATED BY REFERENCE TO HLS'ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.11 Option Deed dated September 2, 1998 between HLS and Andrew Baker INCORPORATED BY REFERENCE TO HLS'ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.12Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended on June 3, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.13 Rules of  the  Huntingdon  Life  Sciences  Group  Incentive   Option  Plan
      INCORPORATED BY REFERENCE TO HLS'ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.14 Registrant's 2001 Equity Incentive Plan. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.15 Loan Facility Letter, dated September 25, 2000, between HLS and Andrew Baker.INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.16 Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.17 Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.18 Amendment Agreement dated February 19, 2001 relating to a Facilities Agreement dated August 7, 1998 among HLS, Huntingdon Life Sciences Limited
      (HLSL), Huntingdon Life Sciences Inc. (HLSI), the Banks (as defined therein) and Stephens Group Inc. as Agent. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.19 Fifth Intercreditor Agreement, dated February 19, 2001 among Stephens Group Inc.(as Agent), HLSF LLC, Allfirst Bank, Comerica Bank, the Company, HLSL, HLSI, Andrew Baker and Stephens Group Inc. (as Funder). INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.20 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.21 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.22 Warrant, dated October 9, 2001, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4,REGISTRATION STATEMENT NUMBER 333-71408.

10.23 Form of Director's Irrevocable Undertaking. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.24 Inducement Agreement, dated October 9, 2001 between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.25 Warrant, dated June 11, 2002, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S PROXY STATEMENT ON SCHEDULE 14A, DATED MAY 10, 2002.

10.26 Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Richard Michaelson. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.27 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences, Inc. and Richard Michaelson, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.28 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences Limited and Brian Cass, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.29 Amendment No. 1 to Service Agreement between Huntingdon life Sciences Limited and Julian Griffiths, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.30 Amendment No. 2 to Management Services Agreement between Huntingdon Life Sciences Group plc and Focused Healthcare Partners, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

21.1 Subsidiaries - FILED HEREWITH

31.1 Certification of Chief Executive Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

31.2 Certification of Chief Financial Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

99.1 Press Release, dated March 19, 2004, announcing fourth quarter and full year 2003 results. FILED HEREWITH.

99.2 Code of Ethics - FILED HEREWITH


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

Date:    April 14, 2004