Form 10-Q
period 2004-03-31
LIFE SCIENCES RESEARCH INC
filed 2004-05-06
CIK 1158833

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period: March 31, 2004

                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-335-5


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

         12,049,534 Voting Common Stock of $0.01 each as at May 5, 2004

--------------------------------------------------------------------------------


TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                              Page

           Item 1      Financial Statements (Unaudited).
                       Condensed Consolidated Statements of Operations for the three
                       months ended March 31, 2004 and 2003.                                    3

                       Condensed Consolidated Balance Sheets at March 31, 2004 and
                       December 31, 2003.                                                       4

                       Condensed Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2004 and 2003.                                    5

                       Notes to Condensed Consolidated Financial Statements.                    6

           Item 2      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.                                                   8

           Item 3      Quantitative and Qualitative Disclosures about Market Risk.             15

           Item 4      Controls and Procedures                                                 15

 PART II   OTHER INFORMATION

           Item 6      Exhibits and Reports on Form 8-K                                        16

           Signatures                                                                          16

           Certifications                                                                      17


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                    Three months ended
                                                                         March 31
(Dollars in thousands, except per share data)                         2004                   2003

Net revenues                                                       $37,236                $31,901
Cost of revenues                                                  (29,435)               (25,373)
                                                                                   ---------------
                                                          -----------------
Gross profit                                                         7,801                  6,528
Selling, general and administrative expenses                       (5,485)                (4,921)
                                                          -----------------        ---------------
Operating income                                                     2,316                  1,607
Interest income                                                         14                     16
Interest expense                                                   (1,576)                (1,708)
Other income/(expense)                                               1,355                  (450)
                                                                                   ---------------
                                                          -----------------
Income/(loss) before income taxes                                    2,109                  (535)
Income tax (expense)/benefit                                         (716)                    177
                                                          ---------------          ---------------
Net income/(loss)                                                   $1,393                 $(358)
                                                          -----------------        ---------------
                                                          -----------------        ---------------
Income/loss per common share
- Basic                                                              $0.12                $(0.03)
- Diluted                                                            $0.11                $(0.03)

Weighted average common shares outstanding
- Basic     (000's)                                                 12,040                 11,932
- Diluted  (000's)                                                  12,241                 11,932


See Notes to Condensed Consolidated Financial Statements.



                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                           March 31,           December 31,
                                                                             2004                   2003
                                                                        Unaudited                Audited
ASSETS
Current assets:
Cash and cash equivalents                                                 $15,423                $17,271
Accounts receivable, net of allowance of $606 and $561 in
    2004 and 2003 respectively                                             20,292                 17,515
Unbilled receivables                                                       11,869                  8,246
Inventories                                                                 1,757                  1,901
Prepaid expenses and other current assets                                   4,396                  4,610
                                                                  ----------------       ----------------
Total current assets                                                       53,737                 49,543

Property and equipment, net                                               104,197                101,547
Goodwill                                                                      859                    832
Unamortized Capital Bonds issue costs                                         395                    429
Deferred income taxes                                                       3,858                  3,922
                                                                  ----------------       ----------------
Total assets                                                             $163,046               $156,273
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $11,400                $12,508
Accrued payroll and other benefits                                          2,197                  4,152
Accrued expenses and other liabilities                                     17,575                 13,695
Short term debt                                                               213                    338
Fees invoiced in advance                                                   26,277                 22,761
                                                                   ---------------       ----------------
Total current liabilities                                                  57,662                 53,454

Long-term debt                                                             88,291                 87,560
Pension liabilities                                                        22,654                 21,414
Deferred income taxes                                                       2,975                  2,291
                                                                   ---------------       ----------------
Total liabilities                                                         171,582                164,719
                                                                   ---------------       ----------------

Commitments and contingencies
Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at March 31, 2004: 12,049,534 (December
31, 2003: 12,034,883)                                                         120                    120
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Paid in capital                                                            75,124                 75,101
Less: Promissory notes for the issuance of common stock                     (666)                  (661)
Accumulated comprehensive loss                                           (24,474)               (22,973)
Accumulated deficit                                                      (58,640)               (60,033)
                                                                   ---------------       ----------------
Total shareholders' equity /(deficit)                                     (8,536)                (8,446)
                                                                   ---------------       ----------------

Total liabilities and shareholders' equity /(deficit)                    $163,046               $156,273
                                                                   ---------------       ----------------


See Notes to Condensed Consolidated Financial Statements.



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                        Three months ended March 31
(Dollars in thousands)                                                        2004                  2003
Cash flows from operating activities:
Net income/(loss)                                                           $1,393                $(358)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization                                                2,346                 2,129
Foreign exchange (gain)/ loss on Capital Bonds                             (1,355)                   860
Gain on repurchase of Capital Bonds                                              -                 (410)
Deferred income taxes                                                          716                 (177)
Provision for losses on accounts receivable                                     40                    20
Amortization of warrants                                                        57                   209
Amortization of Capital Bonds issue costs                                       46                    39

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses             (4,784)               (1,763)
Inventories                                                                    200                 (228)
Accounts payable, accrued expenses and other liabilities                     (198)                   297
Fees invoiced in advance                                                     3,011                 (950)
                                                                   ----------------      ----------------
Net cash provided by/(used in) operating activities                         $1,472                $(332)
                                                                   ----------------      ----------------
Cash flows used in investing activities:
Purchase of property and equipment                                         (2,309)               (2,280)
                                                                   ----------------      ----------------

Net cash used in investing activities                                     $(2,309)              $(2,280)
                                                                   ----------------      ----------------

Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                      18                    63
Repayments of long-term borrowings                                               -                 (642)
Repayments of short term borrowings                                          (484)                 (127)
                                                                   ----------------      ----------------
Net cash used in financing activities                                       $(466)                $(706)
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                 (545)                 (228)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Decrease in cash and cash equivalents                                      (1,848)               (3,546)
Cash and cash equivalents at beginning of period                            17,271                14,644
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $15,423               $11,098
                                                                   ----------------      ----------------

Supplementary disclosures

Interest paid in the quarter                                               $2,307                 $2,292


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                    Unaudited


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

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2003, 2002 and 2001 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with the US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three-month periods ended March 31, 2004 and March 31, 2003 is as follows:

                                           Three months ended
                                                March 31
(Dollars in thousands)                     2004             2003

Net revenues
                     UK                 $30,175          $25,375
                     US                   7,061            6,526
                                   -------------     ------------
                                   -------------     ------------
                                        $37,236          $31,901
                                   =============     ============
Operating income
                     UK                  $2,130           $1,430
                     US                     186              177
                                   -------------     ------------
                                   -------------     ------------
                                         $2,316           $1,607
                                   =============     ============

4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $141,000 of such promissory notes was repaid during 2002. A net $23,000 was repaid in 2003, and a further $18,000 was repaid in the first quarter of 2004, offset by a foreign exchange movement of $23,000.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      RESULTS OF OPERATIONS

a) Three months ended March 31, 2004 compared with three months ended March 31, 2003.

Net revenues for the three months ended March 31, 2004 were $37.2 million, an increase of 16.7% on net revenues of $31.9 million for the three months ended March 31, 2003. Excluding the effect of exchange rate movements, the increase was 4.7%. UK net revenues increased by 18.9%; at constant exchange rates the increase was 3.7%. In the US, net revenues increased by 8.2%. After an 8.5% decline in net new orders in the year ended December 31, 2003 compared to 2002, net new orders for the three months ended March 31, 2004 were at a record level, 34% above the same period last year and 29% above Q4, 2003. This growth in net new orders, which was particularly strong in toxicology and pharmaceutical chemistry , started to feed through into revenues in the quarter.

Cost of revenues for the three months ended March 31, 2004 were $29.4 million, an increase of 16.0 % on cost of revenue of $25.4 million for the three months ended March 31, 2003. Excluding the effects of exchange rate movements, the increase was 4.1%. This increase was driven by the improvement in net revenues, with direct material costs increasing by $1.0 million and labor by $1.5 million. UK cost of revenues increased by 17.6%; at constant exchange rates the increase was 2.5%, reflecting the increase in volume, mainly due to labor and direct materials cost increases. US cost of revenues increased by 9.8%, a faster rate than the increase in revenues as a result of higher direct study related material costs.

Selling, general and administrative expenses (SG&A) rose by 12.3% to $5.5 million for the three months ended March 31, 2004 from $4.9 million in the corresponding period in 2003. Excluding the effects of exchange rate movements, the increase was less than 1%. UK SG&A increased by 14.8% over the corresponding period in 2003; at constant exchange rates UK SG&A increased by 0.3%. US SG&A also increased by 0.3%.

Net interest expense for the three months ended March 31, 2004 was $1.6 million, which was $0.1 million lower than the net interest expense for the three months ended March 31, 2003. Excluding the effects of exchange rate movements, there was a net decrease of 19%, due to lower interest rates, lower borrowings, and a lower charge for warrants (as a result of the repayment of related party loans in 2003).

Other income in the three months ended March 31, 2004 of $1.4 million relates to the non-cash foreign exchange remeasurement gain which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the weakening of the dollar against sterling. In the three months ended March 31, 2003, other expense of $0.5 million related to the non-cash foreign exchange remeasurement loss of $0.9 million that arose on the Convertible Capital Bonds with the strengthening of the dollar against sterling, offset by $0.4 million gain on the repurchase of Capital Bonds.

The income tax expense on income for the three months ended March 31, 2004 was $0.7 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax benefit for the three months ended March 31, 2003 was $0.2 million.

The overall net income for the three months ended March 31, 2004 was $1.4 million compared to a net loss of $0.4 million for the three months ended March 31, 2003. The improvement in the net income of $1.8 million is due to an increase in the operating income of $0.7 million, lower interest charge $0.1 million and an increase in non-cash foreign exchange remeasurement gains of $2.3 million, offset by an increase in the income tax expense of $0.9 million, and a reduction in the gain on the repurchase of the Capital Bonds of $0.4 million.

Basic income per common share was 12 cents, compared to a loss of 3 cents last year on the weighted average common shares outstanding of 12,039,874 (2003:
11,932,338).

2.      LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.5 million ($41.1 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Life Sciences Research Ltd (LSR Ltd.), and is secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at March 31, 2004, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

On June 11, 2002 LSR issued to Focus Healthcare Partners ("FHP") warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of a $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, a director of the Company, who controls FHP. This loan was paid in full in 2002. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Common Shares

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $141,000 of such promissory notes was repaid during 2002, a net $23,000 was repaid in 2003, and a further $18,000 was repaid in the first quarter of 2004, offset by an increase due to foreign exchange movements of $23,000.

Cash flows

During the three months ended March 31, 2004, funds used were $1.9 million, reducing cash and cash equivalents from $17.3 million at December 31, 2003 to $15.4 million at March 31, 2004.

Net days sales outstanding ("DSOs") at March 31, 2004 were 17 days, the same as at December 31, 2003. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $210,000.

3.      CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiation in the event of changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

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

Exchange rate fluctuations and exchange controls

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 9% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars. Such fluctuations also have an impact on the translation of the 7.5% Convertible Capital Bonds payable in September 2006.

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and capital accounts are translated at historical exchange rates and retained earnings are translated at weighted average of historical rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive loss account. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating sterling into US dollars were as follows:

              At December 31    At March 31    3 months to March 31 Average
                                                         rate (1)
     2002         1.6099           1.4240                 1.4266
     2003         1.7857           1.5807                 1.6031
     2004            -             1.8378                 1.8365

(1) Based on the average of the exchange rates on each day of each month during the period.

On May 5, 2004 the noon buying rate for sterling was (pound)1.00 = $1.7932.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2004:

                                                            Expected Maturity Date
                                      2004    2005     2006    2007     2008  Thereafter    Total  Fair
                                                                                                   Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling   5,381       -        -       -        -           -    5,381     5,381
                  - Euro             2,137       -        -       -        -           -    2,137     2,137
                  - Japanese Yen     4,236       -        -       -        -           -    4,236     4,236
Accounts
Receivable        - Pound Sterling  14,072       -        -       -        -           -   14,072    14,072
                  - Euro               631       -        -       -        -           -      631       631
                  - Japanese Yen       118       -        -       -        -           -      118       118

Debt              - Pound Sterling       -       -   41,133       -        -           -   41,133    41,133
                  - Japanese Yen       108     259      259     129        -           -      755       755


4.      LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

5.      FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's filings with the SEC, including its Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2003, each as filed with the Securities and Exchange Commission.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.5 million (approximately $41.1 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 5.7819% per annum for the three months ended March 31, 2004. At March 31, 2004 this credit facility was fully drawn down.

In the three months ended March 31, 2004, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $104,000.

For the three months ended March 31, 2004, approximately 72% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On March 31, 2004, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4            CONTROLS AND PROCEDURES

As of March 31, 2004 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended March 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended March 31, 2004 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     Exhibit 31.1  Certification  of the Chief  Executive  Officer

     Exhibit 31.2 Certification of the Chief Financial Officer

     Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

     Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

     Exhibit 99.1 Press Release, dated May 5, 2004, announcing the first quarter earnings results for 2004.

(B) Reports on Form 8-K

    None

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                           Life Sciences Research Inc.
                                  (Registrant)


By:      /s/ Richard Michaelson

Name:    Richard Michaelson

Title:   CFO & Secretary

Date:    May 6, 2004