Form 10-Q
period 2004-06-30
LIFE SCIENCES RESEARCH INC
filed 2004-08-06
CIK 1158833

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period: June 30, 2004

                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-33505


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

                 Yes __                    No X

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

        12,050,358 Voting Common Stock of $0.01 each as at August 4, 2004

--------------------------------------------------------------------------------


TABLE OF CONTENTS


 PART I    FINANCIAL INFORMATION                                                     Page
           Item 1   Financial Statements (Unaudited).

                    Condensed  Consolidated  Statements  of  Operations  for the
                    three and six months ended June 30, 2004 and 2003.                  3

                    Condensed  Consolidated  Balance Sheets at June 30, 2004 and
                    December 31, 2003.                                                  4

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2004 and 2003.                                5

                    Notes to Condensed Consolidated Financial Statements.              6-10

           Item 2   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.                                         11-17

           Item 3   Quantitative and Qualitative Disclosures about Market Risk.         18

           Item 4   Controls and Procedures                                             18

 PART II   OTHER INFORMATION

           Item 6   Exhibits and Reports on Form 8-K                                    19

           Signature                                                                    20

           Certifications                                                              21-24



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                      Three months ended June 30          Six months ended
                                                                                              June 30

(Dollars in thousands, except per share data)            2004           2003            2004            2003

Net revenues                                             $38,315         $32,663        $75,551         $64,564
Cost of revenues                                        (28,111)        (25,442)       (57,546)        (50,815)
                                                      -----------    ------------    -----------     -----------
Gross profit                                              10,204           7,221         18,005          13,749
Selling, general and administrative expenses             (6,201)         (5,395)       (11,686)        (10,316)
Other operating expenses                                       -           (132)              -           (132)
                                                      -----------    ------------    -----------     -----------
Operating income                                           4,003           1,694          6,319           3,301
Interest income                                               14              23             28              39
Interest expense                                         (1,593)         (1,444)        (3,169)         (3,152)
Other (expense)/income                                     (625)           2,179            730           1,729
                                                      -----------    ------------    -----------     -----------
Income before income taxes                                 1,799           2,452          3,908           1,917
Income tax expense                                         (597)           (592)        (1,313)           (415)
                                                      -----------    ------------    -----------     -----------
Net income                                                $1,202          $1,860         $2,595          $1,502
                                                      -----------    ------------    -----------     -----------
Income per common share
- Basic                                                    $0.10           $0.16          $0.22           $0.13
- Diluted                                                  $0.10           $0.15          $0.21           $0.12

Weighted average common shares outstanding
- Basic     (000's)                                       12,050          11,932         12,045          11,932
- Diluted  (000's)                                        12,346          12,244         12,554          12,332


See Notes to Condensed Consolidated Financial Statements.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                            June 30,           December 31,
                                                                             2004                   2003
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $15,135                $17,271
Accounts receivable, net of allowance of $546 and $561 in
    2004 and 2003 respectively                                             23,360                 17,515
Unbilled receivables                                                       13,485                  8,246
Inventories                                                                 1,771                  1,901
Prepaid expenses and other current assets                                   3,573                  4,610
                                                                  ----------------       ----------------
Total current assets                                                       57,324                 49,543

Property and equipment, net                                               103,000                101,547
Goodwill                                                                      847                    832
Unamortized Capital Bonds issue costs                                         345                    429
Deferred income taxes                                                       3,521                  3,922
                                                                  ----------------       ----------------
Total assets                                                             $165,037               $156,273
                                                                  ----------------       ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $10,124                $12,508
Accrued payroll and other benefits                                          2,525                  4,152
Accrued expenses and other liabilities                                     17,478                 13,695
Short term debt                                                               263                    338
Fees invoiced in advance                                                   28,638                 22,761
                                                                   ---------------       ----------------
Total current liabilities                                                  59,028                 53,454

Long-term debt                                                             87,649                 87,560
Pension liabilities                                                        22,097                 21,414
Deferred income taxes                                                       3,237                  2,291
                                                                   ---------------       ----------------
Total liabilities                                                         172,011                164,719
                                                                   ---------------       ----------------
Commitments and contingencies

Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at June 30, 2004: 12,049,534 (December
31, 2003: 12,034,883)                                                         120                    120
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Paid in capital                                                            75,123                 75,101
Less: Promissory notes for the issuance of common stock                     (643)                  (661)
Accumulated comprehensive loss                                           (24,136)               (22,973)
Accumulated deficit                                                      (57,438)               (60,033)
                                                                   ---------------       ----------------
Total shareholders' equity /(deficit)                                     (6,974)                (8,446)
                                                                   ---------------       ----------------
Total liabilities and shareholders' equity /(deficit)                    $165,037               $156,273
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements.


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                Six months ended June 30
(Dollars in thousands)                                                       2004                   2003

Cash flows from operating activities:
Net income                                                                 $2,595                 $1,502

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                               4,609                  4,271
Foreign exchange (gain)/loss on Capital Bonds                               (730)                (1,127)
Gain on repurchase of Capital Bonds                                             -                  (602)
Deferred income taxes                                                       1,307                    413
Provision for (gains)/losses on accounts receivable                          (15)                    128
Amortization of warrants                                                       96                    242
Amortization of Capital Bonds issue costs                                      89                     84

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses            (9,286)                (2,049)
Inventories                                                                   156                   (10)
Accounts payable, accrued expenses and other liabilities                    (784)                  1,036
Fees invoiced in advance                                                    5,704                (2,493)
                                                                    --------------        ---------------
Net cash provided by operating activities                                  $3,741                 $1,395
                                                                    --------------        ---------------
Cash flows used in investing activities:
Purchase of property and equipment                                        (4,640)                (3,835)
                                                                    --------------        ---------------
Net cash used in investing activities                                    $(4,640)               $(3,835)
                                                                    --------------        ---------------
Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                     40                     48
Repayments of long-term borrowings                                              -                (1,328)
Repayments of short term borrowings                                         (546)                  (177)
                                                                    --------------        ---------------
Net cash used in financing activities                                      $(506)               $(1,457)
                                                                    --------------        ---------------
Effect of exchange rate changes on cash and cash equivalents                (731)                  (102)
                                                                    --------------        ---------------

Decrease in cash and cash equivalents                                     (2,136)                (3,999)
Cash and cash equivalents at beginning of period                           17,271                 14,644
                                                                    --------------        ---------------
Cash and cash equivalents at end of period                                $15,135                $10,645
                                                                    ==============        ===============
Supplementary disclosures

Interest paid in the period                                                $2,897                 $2,798
Taxes paid:-
           Japanese corporate taxes                                           139                      -
           US State taxes                                                       5                      -


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                    Unaudited

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

2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2003, 2002 and 2001 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three-month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ii)      Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in Note 2 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Under the Long Term Incentive Plan (LTIP), the Company granted 439,275 ten-year stock options to executives on June 1, 2004. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date.

Effective January 1, 2003, the Company adopted FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized.

ii)      Stock-Based Compensation (Cont'd)

No compensation cost is recorded for options granted under the Company's plan since all options granted are issued with an exercise price equal to the market value of the underlying common stock on the date of grant, and employees must pay for these stock issuances. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

                                               Three months ended June 30       Six months ended June 30
                                                    2004             2003           2004           2003

(Dollars in thousands, except per share data)
Net Income, as reported                             $1,202          $1,860         $2,595         $1,502

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     $-            $(5)          $(31)          $(64)

Pro forma net income                                $1,202          $1,855         $2,564         $1,438

Earnings per share:
Basic - as reported                                  $0.10           $0.16          $0.22          $0.13
Basic - pro forma                                    $0.10           $0.16          $0.21          $0.12
Diluted - as reported                                $0.10           $0.15          $0.21          $0.12
Diluted - pro forma                                  $0.10           $0.15          $0.20          $0.12

The per share weighted average fair value of stock options granted was $1.82 during the three months ended June 30, 2004 (there were no grants in the three months ended June 30, 2003), and $1.82 and $1.03 during the six months ended June 30, 2004 and 2003 respectively. The options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                         3 Months ended June 30       6 Months ended June 30
                                          2004             2003        2004           2003
Dividend yield                             0%               0%          0%             0%
Volatility                                 40%             40%          40%            40%
Risk-free interest rate                   3.72%           3.72%        3.72%          3.72%
Expected term of options (in years)        10               10          10             10

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and six month periods ended June 30, 2004 and June 30, 2003 is as follows:

                                  Three months ended June 30          Six months ended
                                                                          June 30
                                     2004            2003           2004            2003
(Dollars in thousands)
Net revenues
                          UK           30,590          25,873         60,756          51,248
                          US            7,725           6,790         14,795          13,316
                                   -----------     -----------    -----------     -----------
                                      $38,315         $32,663        $75,551         $64,564
                                   ===========     ===========    ===========     ===========

Operating income before other operating
expenses
                          UK            3,253           1,614          5,374           3,044
                          US              750             212            945             389
                                   -----------     -----------    -----------     -----------
                                       $4,003          $1,826         $6,319          $3,433
                                   ===========     ===========    ===========     ===========

Other operating expenses
                          UK                -           (107)              -           (107)
                          US                -            (25)              -            (25)
                                   -----------     -----------    -----------     -----------
                                           $-          $(132)             $-          $(132)
                                   ===========     ===========    ===========     ===========

Operating income
                          UK            3,253           1,507          5,374           2,937
                          US
                                          750             187            945             364
                                   -----------     -----------    -----------     -----------
                                       $4,003          $1,694         $6,319          $3,301
                                   ===========     ===========    ===========     ===========

4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of
5,085,334  shares of Voting  Common Stock at a price of $1.50 per share.  Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million  represented  conversion  into  equity of debt owed to Mr.  Baker  ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory  notes. A net $141,000 of such promissory  notes was repaid during 2002. A net $23,000 was repaid in 2003, and a further  $28,000 was repaid in the first half of 2004, offset by a foreign exchange movement of $10,000.


5.       COMMITMENTS AND CONTINGENCIES

(i) The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

(ii) The Compensation Committee approved as of June 1, 2004 a performance based cash bonus award for executives. This award, issued under the Long Term Incentive Plan (LTIP), will award cash compensation to select individuals if certain performance goals relating to operations are reached by December 31, 2006. The amount of the award varies based upon the level of performance, with a complete default of the award if minimum operating levels are not achieved.

     Management is ratably accruing, as compensation expense, an amount equal to the currently estimated cash bonus over the performance period. Management will reevaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      RESULTS OF OPERATIONS

a) Three months ended June 30, 2004 compared with three months ended June 30, 2003.

Net revenues for the three months ended June 30, 2004 were $38.3 million, an increase of 17.3% on net revenues of $32.7 million for the three months ended June 30, 2003. Excluding the effect of exchange rate movements, the increase was 7.6%. UK net revenues increased by 18.2%; at constant exchange rates the increase was 5.9%. In the US, net revenues increased by 13.8%. Net new orders for the three months ended June 30, 2004 at constant exchange rates, were 21% above the same period last year. This growth in net new orders, which was particularly strong from the pharmaceutical industry, coming on top of the record level of orders taken in the first quarter, has fed through into revenues in the quarter, but has been partly offset by a decline in non-pharmaceutical business.

Cost of revenues for the three months ended June 30, 2004 were $28.1 million, an increase of 10.5 % on cost of revenue of $25.4 million for the three months ended June 30, 2003. Excluding the effects of exchange rate movements, the increase was 1.6%. UK cost of revenues increased by 9.5%; at constant exchange rates there was a decrease of 1.5% reflecting the consolidation of duplicate facilities in response to changes in the market announced at the year end, with headcount reducing by 75 compared with June 2003. US cost of revenues increased by 6.3%, a slower rate than the increase in revenues as a result of tighter cost control on labor and materials.

Selling, general and administrative expenses (SG&A) rose by 14.9% to $6.2 million for the three months ended June 30, 2004 from $5.4 million in the corresponding period in 2003. Excluding the effects of exchange rate movements, the increase was 3.9%. UK SG&A increased by 18.9% over the corresponding period in 2003; at constant exchange rates UK SG&A increased by 4.1%. US SG&A increased by 3.3%.

Other operating expenses for the three months ended June 30, 2003 of $0.1 million related to specific legal and other actions taken against animal rights groups.

Net interest expense for the three months ended June 30, 2004 was $1.6 million, which was $0.1 million higher than the net interest expense for the three months ended June 30, 2003. Excluding the effects of exchange rate movements, there was a net decrease of 0.6% due to lower borrowings and a lower charge for warrants (as a result of the repayment of related party loans in 2003).

Other expense in the three months ended June 30, 2004 of $0.6 million relates to the non-cash foreign exchange remeasurement loss which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling. In the three months ended June 30, 2003, other income of $2.2 million related to the non-cash foreign exchange remeasurement gain of $2.0 million that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling, and $0.2 million gain on the repurchase of Capital Bonds.

The income tax expense on income for the three months ended June 30, 2004 was $0.6 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax expense for the three months ended June 30, 2003 was $0.6 million.

The overall net income for the three months ended June 30, 2004 was $1.2 million compared to $1.9 million for the three months ended June 30, 2003. The reduction in the net income of $0.7 million is due to an increase in non-cash foreign exchange remeasurement loss of $2.6 million, a decrease in the gain on the repurchase of the Capital Bonds of $0.2 million, and an increase in interest of $0.2 million; offset by an increase in the operating income of $2.3 million.

Basic income per common share was 10 cents, compared to 16 cents last year on the weighted average common shares outstanding of 12,049,534 (2003: 11,932,338).

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $6.3 million for the second quarter of 2004, or 16.4% of revenues, compared with $3.8 million, or 11.7% of revenues for the same period in the prior year.

The Company believes that EBITDA information, which for this Company excludes other income/(expense), enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while securities analysts, lenders and others in their evaluation of companies frequently use EBITDA, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income tax, depreciation and amortization, and other income/(expense), EBITDA provides an indicator of general economic performance that is not affected by changes in debt levels, fluctuations in interest rates or effective tax rates, levels of depreciation and amortization, or exchange rate movements on the Capital Bonds. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation, amortization and other income/(expense).

b) Six months ended June 30, 2004 compared with six months ended June 30, 2003.

Net revenues for the six months ended June 30, 2004 were $75.6 million, an increase of 17.0% on net revenues of $64.6 million for the six months ended June 30, 2003. Excluding the effect of exchange rate movements, the increase was 6.2%. UK net revenues increased by 18.6%; at constant exchange rates the increase was 4.9%. In the US, net revenues increased by 11.1%. After an 8.5% decline in net new orders at constant exchange rates in the year ended December 31, 2003 compared to 2002, net new orders for the six months ended June 30, 2004 at constant exchange rates were 28% above the same period last year. This growth in net new orders, which was particularly strong from the pharmaceutical industry, has fed through into revenues in the six months, but has been partly offset by a decline in non-pharmaceutical business.

Cost of revenues for the six months ended June 30, 2004 were $57.5 million, an increase of 13.2 % on cost of revenue of $50.8 million for the six months ended June 30, 2003. Excluding the effects of exchange rate movements, the increase was 2.9%. UK cost of revenues increased by 13.4%; at constant exchange rates the increase was 0.5%, reflecting the consolidation of duplicate facilities in response to changes in the market (with headcount reducing by 75 compared with June 2003) offset by the increase in volume, mainly direct materials cost increases. US cost of revenues increased by 8.0%, a lower rate than the increase in revenues as a result of tighter cost control.

Selling, general and administrative expenses (SG&A) rose by 13.3% to $11.7 million for the six months ended June 30, 2004 from $10.3 million in the corresponding period in 2003. Excluding the effects of exchange rate movements, the increase was 2.9%. UK SG&A increased by 16.9% over the corresponding period in 2003; at constant exchange rates UK SG&A increased by 3.3%. US SG&A increased by 1.0%.

Other operating expenses for the six months ended 2003 of $0.1 million related to specific legal and other actions taken against animal rights groups.

Net interest expense for the six months ended June 30, 2004 was $3.1 million, which was the same as the net interest expense for the six months ended June 30, 2003. Excluding the effects of exchange rate movements, there was a net decrease of 10.6% due to lower borrowings, and a lower charge for warrants (as a result of the repayment of related party loans in 2003).

Other income in the six months ended June 30, 2004 of $0.7 million relates to the non-cash foreign exchange remeasurement gain which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the weakening of the dollar against sterling. In the six months ended June 30, 2003, other income of $1.7 million related to the non-cash foreign exchange remeasurement gain of $1.1 million that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling, and $0.6 million gain on the repurchase of Capital Bonds.

The income tax expense on income for the six months ended June 30, 2004 was $1.3 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax expense for the six months ended June 30, 2003 was $0.4 million. The gross net operating losses in the US are $11.2 million at 30 June 2004; with gross net operating losses in the UK of $57.7 million.

The overall net income for the six months ended June 30, 2004 was $2.6 million compared to $1.5 million for the six months ended June 30, 2003. The improvement in the net income of $1.1 million is due to an increase in the operating income of $3.0 million; offset by a decrease in non-cash foreign exchange remeasurement gains of $0.4 million, an increase in the income tax expense of $0.9 million, and a reduction in the gain on the repurchase of the Capital Bonds of $0.6 million.

Basic income per common share was 22 cents, compared to 13 cents last year on the weighted average common shares outstanding of 12,044,704 (2003: 11,932,338).

EBITDA for the six months ended June 30, 2004 was $10.9 million, or 14.5% of revenues, compared with $7.6 million or 11.7% of revenues for the same period in 2003.

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($41.0 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Life Sciences Research Ltd (LSR Ltd.), and is secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at June 30, 2004, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $141,000 of such promissory notes was repaid during 2002, a net $23,000 was repaid in 2003, and a further $28,000 was repaid in the first half of 2004, offset by an increase due to foreign exchange movements of $10,000.

Cash flows

During the three months ended June 30, 2004, funds used were $0.3 million, reducing cash and cash equivalents from $15.4 million at March 31, 2004 to $15.1 million at June 30, 2004.

In the six months to June 30, 2004, funds used were $2.1 million, reducing cash and cash equivalents from $17.3 million in December 31, 2003 to $15.1 million at June 30, 2004.

Net days sales outstanding ("DSOs") at June 30, 2004 were 22 days, an increase from the 17 days at both March 31, 2004 and December 31, 2003. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $432,000.

3.       CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiations in the event of changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. The Company's customers may terminate most service contracts for a variety of reasons, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for whom revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

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

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and capital accounts are translated at historical exchange rates and retained earnings are translated at weighted average of historical rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated comprehensive loss. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating sterling into US dollars were as follows:

               At December 31         At June 30        3 months to June 30        6 months to June 30
                                                          Average rate (1)           Average rate (1)

    2002           1.6099               1.5243                 1.4636                     1.4453
    2003           1.7857               1.6502                 1.6191                     1.6111
    2004              -                 1.8135                 1.8070                     1.8217

(1) Based on the average of the exchange rates on each day of each month during the period.


On August 4, 2004 the noon buying rate for sterling was (pound)1.00 = $1.8248.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2004:

                                                            Expected Maturity Date
                                      2004    2005     2006    2007     2008  Thereafter    Total  Fair
                                                                                                   Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling   5,559       -        -       -        -           -    5,559     5,559
                  - Euro               129       -        -       -        -           -      129       129
                  - Japanese Yen     3,083       -        -       -        -           -    3,083     3,083
Accounts
receivable        - Pound Sterling  15,717       -        -       -        -           -   15,717    15,717
                  - Euro             1,201       -        -       -        -           -    1,201     1,201
                  - Japanese Yen     1,480       -        -       -        -           -    1,480     1,480

Debt              - Pound Sterling       -       -   40,960       -        -           -   40,960    40,960
                  - Japanese Yen       108     224      224     113        -           -      669       669


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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $41.0 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 6.090% per annum for the three months ended June 30, 2004, and 5.944% per annum for the six months ended June 30 2004. At June 30, 2004 this credit facility was fully drawn down.

In the three and six months ended June 30, 2004, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $102,000 and $206,000 respectively.

For both the three and six months ended June 30, 2004, approximately 72% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On June 30, 2004, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2004 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended June 30, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended June 30, 2004 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        Exhibit 31.1  Certification of the Chief Executive Officer

        Exhibit 31.2  Certification of the Chief Financial Officer

        Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

        Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

        Exhibit 99.1 Press Release, dated August 5, 2004, announcing the second quarter earnings results for 2004.

(B) Reports on Form 8-K

Current Report on Form 8-K dated May 26, 2004 with respect to Items 5 and 7.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                           Life Sciences Research Inc.
                                  (Registrant)


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO & Secretary
Date:    August 6, 2004