Form 10-Q
period 2004-09-30
LIFE SCIENCES RESEARCH INC
filed 2004-10-29
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period: September 30, 2004

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

         12,283,881 Voting Common Stock of $0.01 as of October 27, 2004


--------------------------------------------------------------------------------



TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                                               Page
             Item 1      Financial Statements (Unaudited).
                         Condensed Consolidated Statements of Operations for the three and
                         nine months ended September 30, 2004 and 2003.                             3

                         Condensed Consolidated Balance Sheets at September 30, 2004 and
                         December 31, 2003.                                                         4

                         Condensed Consolidated Statements of Cash Flows for the nine
                         months ended September 30, 2004 and 2003.                                  5

                         Notes to Condensed Consolidated Financial Statements.                   6-10

             Item 2      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.                                                 11-17

             Item 3      Quantitative and Qualitative Disclosures about Market Risk.               18

             Item 4      Controls and Procedures                                                   18

PART II      OTHER INFORMATION

             Item 6       Exhibits                                                                 19

             Signature                                                                             20

             Certifications                                                                     21-24



PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                          Three months ended             Nine months ended
                                                             September 30                   September 30

(Dollars in thousands, except per share data)            2004           2003            2004            2003
Net revenues                                             $40,855         $32,723       $116,406         $97,287
Cost of revenues                                        (29,674)        (26,164)       (87,220)        (76,979)
                                                      -----------    ------------    -----------     -----------
Gross profit                                              11,181           6,559         29,186          20,308
Selling, general and administrative expenses             (6,659)         (5,189)       (18,345)        (15,505)
Other operating income                                         -             387              -             255
                                                      -----------    ------------    -----------     -----------
Operating income                                           4,522           1,757         10,841           5,058
Interest income                                               13              10             41              49
Interest expense                                         (1,689)         (1,464)        (4,858)         (4,616)
Other (expense)/income                                     (105)             308            625           2,037
                                                      -----------    ------------    -----------     -----------
Income before income taxes                                 2,741             611          6,649           2,528
Income tax expense                                         (945)           (215)        (2,261)           (630)
                                                      -----------    ------------    -----------     -----------
Net income                                                $1,796            $396         $4,388          $1,898
                                                      -----------    ------------    -----------     -----------
Income per common share
- Basic                                                    $0.15           $0.03          $0.36           $0.16
- Diluted                                                  $0.13           $0.03          $0.33           $0.15

Weighted average common shares outstanding
- Basic     (000's)                                       12,166          11,932         12,085          11,932
- Diluted  (000's)                                        13,914          12,271         13,369          12,920


See Notes to Condensed Consolidated Financial Statements.



                      CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)                       September 30,           December 31,
                                                                             2004                   2003
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $20,801                $17,271
Accounts receivable, net of allowance of $576 and $561 in
    2004 and 2003 respectively                                             27,672                 17,515
Unbilled receivables                                                       11,972                  8,246
Inventories                                                                 1,858                  1,901
Prepaid expenses and other current assets                                   3,761                  4,610
                                                                  ----------------       ----------------
Total current assets                                                       66,064                 49,543

Property and equipment, net                                               102,766                101,547
Goodwill                                                                      843                    832
Unamortized Capital Bonds issue costs                                         299                    429
Deferred income taxes                                                       3,140                  3,922
                                                                  ----------------       ----------------
Total assets                                                             $173,112               $156,273
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                           $9,499                $12,508
Accrued payroll and other benefits                                          4,859                  4,152
Accrued expenses and other liabilities                                     19,531                 13,695
Short term debt                                                               269                    338
Fees invoiced in advance                                                   31,006                 22,761
                                                                   ---------------       ----------------
Total current liabilities                                                  65,164                 53,454

Long-term debt                                                             87,350                 87,560
Pension liabilities                                                        21,793                 21,414
Deferred income taxes                                                       3,786                  2,291
                                                                   ---------------       ----------------
Total liabilities                                                         178,093                164,719
                                                                   ---------------       ----------------
Commitments and contingencies                                                   -                      -

Shareholders' equity/(deficit)
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at September 30, 2004: 12,272,929
(December 31, 2003: 12,034,883)                                               123                    120
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Paid in capital                                                            75,257                 75,101
Less: Promissory notes for the issuance of common stock                     (627)                  (661)
Accumulated comprehensive loss                                           (24,089)               (22,973)
Accumulated deficit                                                      (55,645)               (60,033)
                                                                   ---------------       ----------------
Total shareholders' equity /(deficit)                                     (4,981)                (8,446)
                                                                   ---------------       ----------------

Total liabilities and shareholders' equity /(deficit)                    $173,112               $156,273
                                                                   ---------------       ----------------


See Notes to Condensed Consolidated Financial Statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                          Nine months ended September 30
(Dollars in thousands)                                                       2004                   2003
Cash flows from operating activities:
Net income                                                                 $4,388                 $1,898

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                               7,044                  6,407
Foreign exchange gain on Capital Bonds                                      (625)                (1,435)
Gain on repurchase of Capital Bonds                                             -                  (602)
Share of profits of HLS KK prior to June 30, 2003                               -                  (208)
Deferred income taxes                                                       2,256                    628
Provision for losses on accounts receivable                                    15                    251
Amortization of warrants                                                      135                    266
Amortization of Capital Bonds issue costs                                     134                    123

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses           (12,661)                (2,053)
Inventories                                                                    71                     31
Accounts payable, accrued expenses and other liabilities                    3,020                (1,539)
Fees invoiced in advance                                                    8,176                (2,434)
                                                                    --------------        ---------------
Net cash provided by operating activities                                 $11,953                 $1,333
                                                                    --------------        ---------------
Cash flows used in investing activities:
Purchase of property and equipment                                       $(7,049)                (5,744)
Cash acquired on acquisition of business                                        -                  1,893
                                                                    --------------        ---------------

Net cash used in investing activities                                    $(7,049)               $(3,851)
                                                                    --------------        ---------------
Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                    193                     56
Repayments of long-term borrowings                                              -                  (328)
Repayments of short term borrowings                                         (838)                (1,216)
                                                                    --------------        ---------------
                                                                                          ---------------
Net cash used in financing activities                                      $(645)               $(1,488)
                                                                    --------------        ---------------
Effect of exchange rate changes on cash and cash equivalents                (729)                   (89)
                                                                    --------------        ---------------
Increase/(decrease) in cash and cash equivalents                            3,530                (4,095)
Cash and cash equivalents at beginning of period                           17,271                 14,644
                                                                    --------------        ---------------
Cash and cash equivalents at end of period                                $20,801                $10,549
                                                                    ==============        ===============

Supplementary disclosures

Interest paid in the period                                                $5,261                 $4,659
Taxes paid:
           Japanese corporate taxes                                          $139                      -
           US State taxes                                                      $5                      -


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                    Unaudited


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

2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2003, 2002 and 2001 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three-month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ii)      Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in Note 2 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Under the Long Term Incentive Plan (LTIP), the Company granted 362,658 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date.

Effective January 1, 2003, the Company adopted FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ii)      Stock-Based Compensation (Cont'd)

No compensation cost is recorded for options granted under the Company's plan since all options granted are issued with an exercise price equal to the market value of the underlying common stock on the date of grant, and employees must pay for these stock issuances. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

                                               Three months ended September 30  Nine months ended September
                                                                                             30
                                                    2004             2003           2004           2003
(Dollars in thousands, except per share data)
Net Income, as reported                                 $1,796            $396         $4,388         $1,898

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                      $(40)            $(4)          $(71)          $(68)

                                               ---------------- --------------- -------------- --------------
Pro forma net income                                    $1,756            $392         $4,317         $1,830
                                               ---------------- --------------- -------------- --------------
Earnings per share:
Basic - as reported                                      $0.15           $0.03          $0.36          $0.16
Basic - pro forma                                        $0.14           $0.03          $0.36          $0.15
Diluted - as reported                                    $0.13           $0.03          $0.33          $0.15
Diluted - pro forma                                      $0.13           $0.03          $0.32          $0.14


There were no grants of stock options during the three months ended September 30, 2004 (nor the three months ended September 30, 2003). The per share weighted average for value of stock options was $1.82 and $1.03 during the nine months ended September 30, 2004 and 2003 respectively. The HLS options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                             9 Months ended September 30
                                                 2004           2003

Dividend yield                                    0%             0%
Volatility                                       40%             40%
Risk-free interest rate                         3.72%           3.72%
Expected term of options (in years)               10             10

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and nine month periods ended September 30, 2004 and September 30, 2003 is as follows:

                                                   Three months ended             Nine months ended
                                                      September 30                   September 30
                                                  2004            2003           2004            2003

(Dollars in thousands)
Net revenues
                          UK                       32,944          25,337         93,709          76,585
                          US
                                                    7,911           7,386         22,697          20,702
                                               -----------     -----------    -----------     -----------
                                                  $40,855         $32,723       $116,406         $97,287
                                               ===========     ===========    ===========     ===========

Operating income before other operating
income
                          UK                        3,669           1,013          9,052           4,082
                          US                          853             357          1,789             721
                                               -----------     -----------    -----------     -----------
                                                   $4,522          $1,370        $10,841          $4,803
                                               ===========     ===========    ===========     ===========

Other operating income
                          UK                            -             387              -             255
                          US                            -               -              -               -
                                               -----------     -----------    -----------     -----------
                                                       $-            $387             $-            $255
                                               ===========     ===========    ===========     ===========

Operating income
                          UK                        3,669           1,400          9,052           4,337
                          US
                                                      853             357          1,789             721
                                               -----------     -----------    -----------     -----------
                                                   $4,522          $1,757        $10,841          $5,058
                                               ===========     ===========    ===========     ===========

4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $141,000 of such promissory notes was repaid during 2002. A net $23,000 was repaid in 2003, and a further $43,000 was repaid in the first nine months of 2004, offset by an increase due to foreign exchange movement of $9,000.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended September 30, 2004 compared with three months ended September 30, 2003.

Net revenues for the three months ended September 30, 2004 were $40.9 million, an increase of 24.9% on net revenues of $32.7 million for the three months ended September 30, 2003. Excluding the effect of exchange rate movements, the increase was 13.4%. UK net revenues increased by 30.0%; at constant exchange rates the increase was 15.2%. In the US, net revenues increased by 7.9%. Net new orders for the three months ended September 30, 2004 at constant exchange rates, were 31% above the same period last year. This growth in net new orders, which was particularly strong from the pharmaceutical industry, coming on top of the high level of orders taken in the first two quarters, have fed through into revenues in the quarter, but has been partly offset by a decline in non-pharmaceutical business.

Cost of revenues for the three months ended September 30, 2004 were $29.7 million, an increase of 13.4% on cost of revenues of $26.2 million for the three months ended September 30, 2003. Excluding the effects of exchange rate movements, the increase was 2.6%. UK cost of revenues increased by 17.0%; at constant exchange rates there was a decrease of 3.2% reflecting the consolidation of duplicate facilities in response to changes in the market announced at the year-end (with the average headcount for the quarter reducing by 70 compared with Q3 last year on a like for like basis). US cost of revenues increased by 1.6%, a slower rate than the increase in revenues as a result of tighter cost control on labor and materials.

Selling, general and administrative expenses (SG&A) rose by 28.3% to $6.7 million for the three months ended September 30, 2004 from $5.2 million in the corresponding period in 2003. Excluding the effects of exchange rate movements, the increase was 14.4%.

Other operating income for the three months ended September 30, 2003 was $0.4 million. They comprised the recognition of the Group's share of the net income of HLS KK for the period it was held as an investment of $0.2 million. In addition, $0.4 million related to a recovery of funds, which had been written off following the bankruptcy of a foreign exchange broker in 2001. Offset against this were expenses of $0.2 million in connection with specific legal and other actions taken against animal rights groups.

Net interest expense for the three months ended September 30, 2004 was $1.7 million, which was $0.2 million higher than the net interest expense for the three months ended September 30, 2003. Excluding the effects of exchange rate movements, there was a net increase of 2.5% mainly due to an increase in the charge for warrants.

Other expense in the three months ended September 30, 2004 was $0.1 million which relates to the non-cash foreign exchange remeasurement loss which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling. In the three months ended September 30, 2003, other income of $0.3 million related to the non-cash foreign exchange remeasurement gain that arose on the Convertible Capital Bonds, with the weakening of the dollar against sterling.

The income tax expense on income for the three months ended September 30, 2004 was $0.9 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax expense for the three months ended September 30, 2003 was $0.2 million. The gross net operating losses in the US are $9.3 million at September 30 2004; with gross net operating losses in the UK of $52.9 million.

The overall net income for the three months ended September 30, 2004 was $1.8 million compared to $0.4 million for the three months ended September 30, 2003. The increase in the net income of $1.4 million is due to an increase in operating income of $2.7 million; offset by an increase in non-cash foreign exchange remeasurement loss of $0.4 million, an increase in interest expenses of $0.2 million and an increase in the income tax expense of $0.7 million.

Basic income per common share was 15 cents, compared to 3 cents last year on the weighted average common shares outstanding of 12,165,643 (2003: 11,932,338).

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $7.0 million for the third quarter of 2004, or 17.0% of revenues, compared with $3.9 million, or 11.9% of revenues for the same period in the prior year.

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

b) Nine months ended September 30, 2004 compared with nine months ended September 30, 2003.

Net revenues for the nine months ended September 30, 2004 were $116.4 million, an increase of 19.7% on net revenues of $97.3 million for the nine months ended September 30, 2003. Excluding the effect of exchange rate movements, the increase was 8.6%. UK net revenues increased by 22.4%; at constant exchange rates the increase was 8.3%. In the US, net revenues increased by 9.9%. Net new orders for the nine months ended September 30, 2004 at constant exchange rates were 29% above the same period last year. This growth in net new orders, which was particularly strong from the pharmaceutical industry, has fed through into revenues in the nine months, but has been partly offset by a decline in non-pharmaceutical business.

Cost of revenues for the nine months ended September 30, 2004 were $87.2 million, an increase of 13.3% on cost of revenue of $77.0 million for the nine months ended September 30, 2003. Excluding the effects of exchange rate movements, the increase was 2.8%. UK cost of revenues increased by 15.3%; at constant exchange rates the increase was 2.1%, reflecting the consolidation of duplicate facilities in response to changes in the market (with the average headcount for the nine months reducing by 90 compared with the same period last year on a like for like basis) offset by the increase in volume, mainly direct materials cost increases. US cost of revenues increased by 5.8%, a lower rate than the increase in revenues as a result of tighter cost control.

Selling, general and administrative expenses (SG&A) rose by 18.3% to $18.3 million for the nine months ended September 30, 2004 from $15.5 million in the corresponding period in 2003. Excluding the effects of exchange rate movements, the increase was 7.7%.

Other operating income for the nine months ended 2003 was $0.3 million. They comprised the recognition of the Group's share of the net income of HLS KK for the period it was held as an investment of $0.2 million. In addition, $0.4 million related to a recovery of funds, which had been written off following the bankruptcy of a foreign exchange broker in 2001. Offset against this were expenses of $0.3 million in connection with specific legal and other actions taken against animal rights groups.

Net interest expense for the nine months ended September 30, 2004 was $4.8 million, which was $0.2 million above net interest expense for the nine months ended September 30, 2003. Excluding the effects of exchange rate movements, there was a net decrease of 6.3% due to lower borrowings, and a lower charge for warrants (as a result of the repayment of related party loans in 2003).

Other income in the nine months ended September 30, 2004 of $0.6 million which relates to the non-cash foreign exchange remeasurement gain which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the weakening of the dollar against sterling. In the nine months ended September 30, 2003, other income of $2.0 million related to the non-cash foreign exchange remeasurement gain of $1.4 million that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling, and $0.6 million gain on the repurchase of Capital Bonds.

The income tax expense on income for the nine months ended September 30, 2004 was $2.3 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax expense for the nine months ended September 30, 2003 was $0.6 million.

The overall net income for the nine months ended September 30, 2004 was $4.4 million compared to $1.9 million for the nine months ended September 30, 2003. The improvement in the net income of $2.5 million is due to an increase in the operating income of $5.8 million; offset by a decrease in non-cash foreign exchange remeasurement gains of $0.8 million, an increase in the income tax expense of $1.7 million, an increase in interest expense of $0.2 million, and a reduction in the gain on the repurchase of the Capital Bonds of $0.6 million.

Basic income per common share was 36 cents, compared to 16 cents last year on the weighted average common shares outstanding of 12,085,311 (2003: 11,932,338).

EBITDA for the nine months ended September 30, 2004 was $17.9 million, or 15.4% of revenues, compared with $11.5 million or 11.8% of revenues for the same period in 2003.

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($40.9 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on September 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Life Sciences Research Ltd (LSR Ltd.), and is secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at September 30, 2004, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $141,000 of such promissory notes was repaid during 2002, a net $23,000 was repaid in 2003, and a further $43,000 was repaid in the first nine months of 2004, offset by an increase due to foreign exchange movements of $9,000.

Cash flows

During the three months ended September 30, 2004, funds generated were $5.7 million, increasing cash and cash equivalents from $15.1 million at June 30, 2004 to $20.8 million at September 30, 2004.

In the nine months to September 30, 2004, funds generated were $3.5 million, increasing cash and cash equivalents from $17.3 million in December 31, 2003 to $20.8 million at September 30, 2004.

Net days sales outstanding ("DSOs") at September 30, 2004 were 20 days, a decrease from the 22 days at June 30, 2004 and 17 days at both March 31, 2004 and December 31, 2003. DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 9 days to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $435,000.

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

If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could, though it is unlikely, be material to the Company's results of operations.

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

Exchange rates for translating sterling into US dollars were as follows:

             At December 31       At September 30          3 months to         9 months to September 30
                                                      September 30 Average         Average rate (1)
                                                            rate (1)
   2002          1.6099                1.5726                1.5493                     1.4805
   2003          1.7857                1.6614                1.6111                     1.6111
   2004             -                  1.8096                1.8192                     1.8209

(1) Based on the average of the exchange rates on each day of each month during the period.


On October 27, 2004 the noon buying rate for sterling was (pound)1.00 = $1.8369.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2004:

                                                            Expected Maturity Date
                                      2004    2005     2006    2007     2008  Thereafter    Total  Fair
                                                                                                      Value
(In   US   Dollars,   amounts   in thousands)
Cash              - Pound Sterling   8,233       -        -       -        -           -    8,233     8,233
                  - Euro               416       -        -       -        -           -      416       416
                  - Japanese Yen     2,300       -        -       -        -           -    2,300     2,300
Accounts
receivable        - Pound Sterling  17,929       -        -       -        -           -   17,929    17,929
                  - Euro               686       -        -       -        -           -      686       686
                  - Japanese Yen     2,486       -        -       -        -           -    2,486     2,486

Debt              - Pound Sterling       -       -   40,872       -        -           -   40,872    40,872
                  - Japanese Yen         -     197      179     100        -           -      476       476


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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $40.9 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 6.555% per annum for the three months ended September 30, 2004, and 6.149% per annum for the nine months ended September 30 2004. At September 30, 2004 this credit facility was fully drawn down.

In the three and nine months ended September 30, 2004, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $103,000 and $308,000 respectively.

For both the three and nine months ended September 30, 2004, approximately 72% of the Company's net revenues were from outside the United States. The Company does not engage in derivative or hedging activities related to its potential foreign exchange exposures.

On September 30, 2004, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4            CONTROLS AND PROCEDURES

As of September 30, 2004 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended September 30, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended September 30, 2004 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

          Exhibit 99.1 Press  Release, dated  October 28, 2004, announcing  the third quarter earnings results for 2004.

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

Date:    October 29, 2004