Form 10-K
period 2004-12-31
LIFE SCIENCES RESEARCH INC
filed 2005-03-30
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

-------------------------------------      ------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                  Yes _                     No X

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant was $49,811,748 on June 30, 2004, the last business day of Registrant's most recently completed second fiscal quarter.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

      As of March 24, 2005 the Registrant had outstanding 12,464,339 shares of Voting Common Stock


TABLE OF CONTENTS

ITEM                                                                                          PAGE

                                     PART I

1.    Business ........................................................................         3

2.    Properties ......................................................................        13

3.    Legal Proceedings ...............................................................        13

4.    Submission of Matters to a Vote of Security Holders..............................        13

                                     PART II

5.    Market For Registrant's Common Equity, Related Stockholder Matters and
      Issuer Purchases of Equity Securities............................................        14

6.    Selected Consolidated Financial Data ............................................        19

7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operation ....................................................................        21

7A.   Quantitative and Qualitative Disclosures About Market Risk.......................        34

8.    Financial Statements and Supplementary Data .....................................        35

9.    Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure ......................................................................        64

9(a)  Controls and Procedures .........................................................        64

                                    PART III

10.   Directors and Executive Officers of the Registrant...............................        65

11.   Executive Compensation ..........................................................        67

12.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters.................................................         73

13.   Certain Relationships and Related Transactions ..................................        74

14.   Principal Accountant Fees and Services ..........................................        75

                                     PART IV

15.   Exhibits and Financial Statements Schedules......................................        76



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

LSR's executive office is based at the Princeton Research Center in East Millstone, New Jersey.

HISTORY

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964 it was acquired by the US company, Becton Dickinson. Over the next 20 years it successfully established itself as a leading Contract Research Organization (CRO) with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies. In April 1983, Huntingdon was re-registered as a public limited company and in 1988 it was floated on the London Stock Exchange. In early 1989 Huntingdon obtained a listing for its ADR's on the New York Stock Exchange.

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

On September 2, 1998 a group of new investors, led by Andrew Baker, subscribed (pound)15 million ($25 million) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million ($11.8 million). After expenses of (pound)1.7 million ($2.9 million), the issue of shares raised (pound)20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to continue Huntingdon's credit facilities at (pound)24.5 million ($40.8 million) until August 31, 2000 and this amount remained fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which has since transferred the debt to an unrelated third party. It is now repayable on June 30, 2006.

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

The Company's aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth. In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry and a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds.

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

                              ----------------------------------------------------------------------


The Company performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in humans. Pre-clinical testing includes studies conducted prior to the compound's exposure to humans. This helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Non-clinical testing, which includes longer term studies often conducted concurrently with clinical (human) testing, can focus on identifying and avoiding the longer term cancer implications of exposure to the compound, or relating to the potential of possible reproductive implications. Over 80% of the Company's orders are derived from this pharmaceutical sector. The Company views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. Since 1999, the Company has had collaborative relationships with a number of Phase I clinical trial units and offers centralized clinical laboratory services in support of clinical trials.

The Company has also actively pursued opportunities to extend its range of capabilities supporting late stage drug discovery, focused around invitro and invivo models for lead candidate drug characterization and optimization. This growing range of biological services is intended to position the Company to take advantage of the increasing demand for a greater understanding of the physical, chemical and biological properties of intended therapeutics prior to the commencement of pre-clinical and clinical testing.

The outsourced market for the late stage clinical trials (Phase 3 and beyond) is also relevant to the Company. While the Company does not preclude entering this market in the future, it has no plan to do so in the foreseeable future, as it is a very different business and one in which a number of major companies are already firmly established.

Market Growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spending is over $50 billion per year and is growing at around 10% per annum. Approximately 20% of this is devoted solely to pre-clinical testing and a further 10% to central laboratory services. The Company believes that approximately 20-25% of the pre-clinical is outsourced and almost all the central laboratory which means that the Company is today competing in a market which exceeds $3 billion. It is widely believed that this market will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced.

The market for these services is growing, among other things, due to the following:

o New drug discovery is growing fueled by new technologies and strong profits. The information obtained from the Human Genome Project has led to the greater understanding of the pathways underlying the mechanism of disease. This has, in turn, led to a growth in the use and understanding of the `omics (genomics, proteomics, etc.) and increased focus on target receptor based discovery.

o Preclinical development services should experience the higher growth first, as they are at the front end to receive the anticipated wave of new drug candidates generated by advances in drug discovery technologies.

o The need to replace earnings from drugs coming off patent, and anticipated decreasing price flexibility in key markets, is driving an increase in the number of drugs being put into development.

o It is estimated there has been a 30% increase in the numbers of projects in pre-clinical development in the last four years.

o There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on discovery research in the search for new lead compounds.

o The biotechnology industry has become a significant source of business for the Company. The number of drugs produced by the biotechnology industry, which require US Food and Drug Administration (FDA) approval has grown substantially over the past decade. Many biotechnology companies have strategically chosen not to invest in asset intensive development and regulatory safety evaluation, but rather to outsource major areas of R & D and utilize CROs to perform these services. This frees them from the inefficient utilization of in-house capabilities due to their sporadic and varied demand for these capabilities.

o The process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is a short-term negative impact from mergers with development pipelines being rationalized and a focus on integration rather than development, longer-term resources are increasingly invested in in-house facilities for discovery and lead optimization rather than development and regulatory safety evaluation. Undertaking development work and safety evaluation is the Company's core business.

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at a rate at least equal to the growth of research and development expenditure by the pharmaceutical industry.

Non-Pharmaceuticals

The Company currently generates approximately 20% of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries. During 2004 non-pharmaceutical revenues were approximately the same as the prior year and a declining percent of total revenues, which is predicted to continue. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

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

Market Growth

It is estimated that the worldwide market for outsourced contract research from non-pharmaceutical industries is approximately $300 million. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds, and by legislation concerning the safety and environmental impact of existing products.

The Company believes that this segment is likely to experience relatively low growth in the next few years, although a number of market segments included in this broad area of business have the potential for some growth in the future due to the following:

o Continued implementation of testing requirements for `high production volume' (HPV) chemical products in Europe and the US.
o Introduction of new legislation for the notification of new and existing chemicals that are in use within the European Union (REACH).
o Safety testing of specific formulations of crop protection products on a country-by-country basis within the European Union (91/414).
o More stringent regulations affecting compounds, which have the potential to adversely affect the environment, (e.g. biocides and endocrine disrupters).
o Growth in concerns over food safety, (e.g. additives and genetically modified foods, and the introduction of `nutraceuticals').

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is not growing, we believe that increased outsourcing could provide business opportunities in this market.

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to pharmaceutical, biotechnology, agrochemical and industrial chemical companies. In 2004 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations. 37 clients placed over $1 million of orders with the Company and the ten largest clients accounted for approximately 45% of orders. No single client accounted for more than 10% of net revenues for 2004.

For net revenues from clients, assets attributable to each of the Company's business segments, other segment information and a geographical analysis of revenues from clients (based on the location of the client) for each of the last three fiscal years, see note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The majority of the Company's net revenues are earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contract as services are rendered. The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned. Aggregate backlog at December 31, 2004 was $119 million compared to $93.5 million at December 31, 2003, which represents an increase of 14% exclusive of the impact of foreign exchange.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from the in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments, to "full service" providers - CROs like LSR, who provide a full range of non-clinical safety services to the industries (such as Covance Inc., and Charles River Laboratories International, Inc., which acquired Inveresk Research in 2004) and "niche" suppliers focusing on specific services, geographic areas, or industries (such as MDS, WIL Research, or SafePharm Labs).

GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by the Company are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of
Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2004 the Company in the UK had 2 GLP inspections; and in the US an EPA (Environmental Protection Agency) inspection. The Company has had numerous such inspections since 1995.

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

The Company's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment. Personal licenses (the Company has approximately 240 licensees) are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements, the Company had 18 such visits in 2004.

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

To ensure that this experience and expertise is transmitted throughout the organization, the Company conducts training programs. For example, the Company's study director training programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world. The Company employs approximately 240 licensed personnel.

The number of employees in the Company at December 31, 2004 and 2003 were as follows:

                         2004                      2003
US .............          247                       223
UK .............        1,129                     1,233
Japan ..........           11                        11
                   -----------               -----------
                        1,387                     1,467
                   -----------               -----------

The reduction in the UK headcount is a result of the restructuring of the business in the first quarter of 2004, arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non-pharmaceutical services.

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

Acquisition of Huntingdon Life Sciences KK (HLS KK)

HLSKK has acted as the Company's marketing representative in Japan since 1996. This Company was a joint venture, 50% of which was owned by Huntingdon. On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened at rates of between 2.5% and 4.5% of billings generated. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. The amount paid in 2004 was $577,000 (there were no payments made in 2003 that pertained to the purchase of the final 50% interest).

Prior to July 1, 2003, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

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

Know-how and Patents

The Company believes that its proprietary know-how plays an important role in the success of its business. Where the Company considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use. However the Company has no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the services offered are dependent.

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

To counter this "animal rights" campaign, the Company has adopted a strategy of openness and direct cooperation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective products. Members of the media, schools, local groups and national bodies have visited the Company's facilities, toured the animal facilities and laboratories, and talked with staff. These visitors have been consistently impressed with the Company's ethics, standards of animal welfare and the professionalism of its staff. As a consequence of the Company's high profile public relations activities and the irrationality of the "animal rights" messages, media coverage has become increasingly positive throughout the duration of the campaign. In both the US and the UK the media has consistently condemned the actions of the SHAC campaign.

As a result of and in conjunction with the Company's leadership on this issue, there has been a marked increase in communication campaigns to educate the general population about the valuable benefits of animal based research, the commitment to and progress in development of non-animal based alternatives, and the high standard of animal welfare in which this work is conducted. Our clients' recognition for our scientific and professional integrity and leadership was evident in the granting in October 2001 of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director. In June 2002, in further recognition of his contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (CBE). The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of England but decided by the Queen of England.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, and Research Defence Society. As a result, the British Government has made very positive statements in support of the Company and has been extremely critical of the illegal acts of some "animal rights" supporters. The Government has introduced legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced. This national initiative continues to develop, particularly as the government and police deal with protecting other animal rights targets in the UK, including academic institutions. Of particular note, in January 2005 the UK Department of Trade and Industry announced proposed amendments to the previously introduced Serious Organized Crime and Police Bill that would create a new crime of "economic sabotage" by animal rights extremists. The new measures are designed to tackle the intimidation of businesses by animal rights extremists by protecting firms doing business with animal research facilities. These new measures are in addition to other provisions of the bill introduced in 2004 that would create a new offense of protesting outside someone's home in such a way that causes harassment, alarm or distress to residents; provide additional police power to direct protestors to leave home protests; and extend the Protection from Harassment Act to cover various types of harassment by animal rights extremists.

In April 2003 the Company obtained from the London High Court of Justice a groundbreaking legal injunction protecting its employees against harassment from SHAC and similar animal rights activists. The order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees homes and sets up similar exclusion zones around the Company's two UK research centers. Several months later, a group of five large Japanese pharmaceutical companies followed a similar course in obtaining protective injunctions for their employees who were being harassed. Since then, other companies similarly targeted by animal rights extremists have obtained injunctions of this type. Notably during 2004, Oxford University became the target of animal rights extremists attempting to halt the construction of on-campus animal research facilities. The University also successfully obtained a broad-ranging injunction against such protests.

Although the animal rights movement is more recent and less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media cooperation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism at or following home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on home protests by animal rights activists as well as limits on the scope of protests at the Company's Princeton Research Center. During 2002, criminal indictments were brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. In Washington D.C., legislation was enacted in May 2002 which significantly increased the penalties under the Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities. In May 2004, seven leading US animal rights extremists, including Kevin Kjonas, the President of SHAC-USA, were arrested and criminally indicted by the New Jersey US Attorney's Office on federal charges of animal enterprise terrorism, interstate stalking and conspiracy to engage in interstate stalking. Each of the charges carries a maximum penalty of three to five years in federal prison and a $250,000 fine for each count. An additional criminal charge of conspiracy to anonymously utilize a telecommunications device to abuse, threaten and harass persons was added to the indictment in September 2004. A trial date of June 1, 2005 has been set.

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

                                    Laboratories
Location                            and Offices       Size         Principal Activities
--------                            -----------       ----         --------------------
Princeton Research Center, East     150,000 sq.ft.    53.5 acres   Laboratories, animal accommodation and
Millstone, NJ, US                                                  offices
Huntingdon Research Center,         559,000 sq.ft.    80 acres     Laboratories, animal accommodation and
Huntingdon, England                                                offices
Eye Research Center, Eye, England   257,000 sq.ft.    28 acres     Laboratories, animal accommodation and
                                                                   offices


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2004 annual meeting of stockholders was held on December 2, 2004. The only matter submitted for a vote of stockholders was the election of directors for a one-year term. All five of the Company's directors at the time were re-elected for an additional one-year term:


  Name                        For                  Withheld

  Andrew Baker                9,078,505            518
  Gabor Balthazar             9,078,990            1,003
  Brian Cass                  9,078,505            488
  Afonso Junqueiras           9,078,051            5,102
  Yaya Sesay                  9,078,551            16,302


In addition, 2,760 shares abstained from voting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSR's Voting Common Stock trades on the Over the Counter Bulletin Board (OTCBB) Market under the symbol "LSRI". The closing market price of the Voting Common Stock on March 24, 2005 was $12.65 per share.

Until January 24, 2002 Huntingdon's Ordinary Shares were listed on the London Stock Exchange Ltd., under the Stock Exchange Automated Quotation symbol "HTD". The company completed its re-domiciling from the UK to the US on March 26, 2002 with a conversion ratio of 50:1 for the HTD common shares to LSR common shares (or a ratio of 2 HTD ADRs per 1 LSR common share). LSR common stock commenced trading on the OTCBB on April 8, 2002.

The Company's common stock traded on the OTCBB during 2003 and 2004. The high and low quarterly sales price of LSR's common stock on the OTCBB for the two years to December 31, 2004 were as follows:

                               HIGH SALES               LOW SALES
QUARTER ENDED                     PRICE                   PRICE
-------------
                            ------------------       -----------------
                                    $                       $
March 31, 2003                    2.80                     1.80
June 30, 2003                     2.90                     1.80
September 30, 2003                3.50                     1.80
December 31, 2003                 2.70                     1.50
March 31, 2004                    2.80                     1.75
June 30, 2004                     5.00                     1.60
September 30, 2004                7.15                     4.00
December 31, 2004                12.50                     6.95

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

As of March 24, 2005, LSR had 2,202 holders of record of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $128,000 of such promissory notes have been repaid to the end of 2004.

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

Awards under the LSR 2001 Equity Incentive Plan (which has designated the Compensation Committee for such purpose) may be granted by a committee designated by the LSR Board pursuant to the terms of the LSR 2001 Equity Incentive Plan and may include: (i) options to purchase shares of LSR Voting Common Stock, including incentive stock options ("ISOs"), non-qualified stock options or both; (ii) stock appreciation rights ("SARs"), whether in conjunction with the grant of stock options or independent of such grant, or stock appreciation rights that are only exercisable in the event of a change in control or upon other events; (iii) restricted stock consisting of shares that are subject to forfeiture based on the failure to satisfy employment-related restrictions; (iv) deferred stock, representing the right to receive shares of stock in the future; (v) bonus stock and awards in lieu of cash compensation;
(vi) dividend equivalents, consisting of a right to receive cash, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of LSR Voting Common Stock or other periodic payments; or (vii) other awards not otherwise provided for, the value of which are based in whole or in part upon the value of the LSR Voting Common Stock. Awards granted under the LSR 2001 Equity Incentive Plan are generally not assignable or transferable except pursuant to a will and by operation of law.

The flexible terms of the LSR 2001 Equity Incentive Plan are intended to, among other things, permit the Compensation Committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of any award if performance objectives are not met or linking the time of exercisability or settlement of an award to the attainment of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the United States Internal Revenue Code such performance objectives shall be based solely on (i) annual return on capital; (ii) annual earnings or earnings per share; (iii) annual cash flow provided by operations; (iv) changes in annual revenues; (v) stock price; and/or
(vi) strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

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

Grants to Directors
-------------------
Name                          Number Granted
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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,188,000 shares of LSR Common Stock (including those specified above) were granted during the two years 2002 and 2003 to employees and directors, on the terms set forth above, are listed below.

Date of Grant             Numbers Granted              Exercise Price
-------------             ---------------              --------------
March 1, 2002               1,142,000                  $1.50
September 3, 2002              20,000                  $2.40
October 21, 2002               15,000                  $2.03
February 14, 2003              11,000                  $1.80

In 2004, in addition to the options granted under the 2004 LTIP referred to below, options to purchase an aggregate of 67,100 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, on the terms set forth in the previous paragraph, are listed below.

Date of Grant              Numbers Granted             Exercise Price
-------------              ---------------             --------------
April 12, 2004             37,100                      $1.85
October 28, 2004           17,400                      $7.70
December 15, 2004          12,600                      $9.52

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO and Secretary, and 27,750 of such options were granted to Julian Griffiths, the Company's UK Director of Operations. The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2004, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                               Shares        Wtd Avg.Ex Price      Number of securities remaining
                                               (000)                               available for future issuance
Outstanding - December 31, 2003                1,188               $1.52
Granted                                         430                $3.54
Lapsed                                         (105)               $1.78
Exercised                                      (127)               $1.51
                                             -----------     ------------------    --------------------------------
Outstanding - December 31, 2004                1,386               $2.13                        814,000
                                             -----------     ------------------    --------------------------------
Exercisable at end of year                      996
Weighted average fair value per
option granted in 2004 was                    $3.44

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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

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

On July 25, 2002, 100,000 warrants were issued at the deemed market price on the day of $1.50 (the same price at which the Private Placement had been completed). On October 15, 2003, 100,000 warrants were issued, 75,000 of which were at an exercise price of $2.50, the market price on the day, and 25,000 of which were issued at an exercise price of $5.00 per share. On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. In all three cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

A summary of warrants outstanding at December 31, 2004 is as follows:

                         Warrants       Exercise Price     Expiration Date
October 9, 2001           550,000           $1.50          October 9, 2011
June 11, 2002             410,914           $1.50           June 11, 2012
October 24, 2003          100,000           $2.05          October 24, 2013

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($406,403), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($84,476) per year from the (pound)66,000 ($126,713) per year pension contribution made by the Company to a pension plan established by Mr Cass. The other note is further collateralized by the (pound)214,500 ($412,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce the principal of the promissory notes. Total amount of this loan as of December 31, 2004 is (pound)363,000 ($697,000 at year-end foreign exchange rates).

Julian Griffiths, a former director of LSR and current Director of Operations of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($101,403), which was due on March 28, 2007; bore interest at the rate of 5% per annum; and was secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was paid in full in 2003.

Repurchase of equity securities

The Company did not repurchase any equity securities during 2004.

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

The selected consolidated financial information as of December 31, 2004, 2003, 2002 and 2001 and for each of the four years in the period ended December 31, 2004 has been derived from LSR's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page
34. Such financial statements have been prepared in accordance with US GAAP.

The selected consolidated financial information as of December 31, 2000 has been derived from Huntingdon's audited consolidated financial statements including Huntingdon's Annual Report on Form 10-K for the period ended December 31, 2000. Such financial statements have been prepared in accordance with US GAAP.

                                                                         As of and for the year ended December 31

                                            ------------- --------------- -------------- ------------- --------------
                                                    2004            2003           2002          2001           2000
                                            -------------------------------------------------------------------------
                                                                 ($000, except per share data)
Statement of Operations Data
Revenues                                        $157,551        $132,434       $115,742       $99,206        $95,964
Cost of revenues                               (117,061)       (104,798)       (93,403)      (84,133)       (80,740)
                                            ------------- --------------- -------------- ------------- --------------
Gross profit                                      40,490          27,636         22,339        15,073         15,224
Selling, general and administrative             (24,666)        (20,867)       (18,075)      (15,966)       (15,140)
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss) before
   other operating income/(expense)               15,824           6,769          4,264         (893)             84
Other operating income/(expense)                       -         (3,522)              -         (750)              -
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss)                           15,824           3,247          4,264       (1,643)             84
Interest expense (net)                           (6,521)         (5,990)        (6,238)       (6,510)        (7,204)
Other income/(expense)
  Foreign exchange gain/(loss) on
      Convertible Capital Bonds                    3,345           4,760          4,977       (1,386)        (3,544)
  Gain on repurchase of
      Convertible Capital Bonds
  Capital Bonds                                        -             602          1,191             -              -
  Cost of currency hedge contract                  (455)               -              -             -              -
  Merger/Offer costs                                   -               -        (1,246)       (2,868)              -
  Refinancing costs                                    -               -              -         (217)        (1,819)
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) before income taxes                 12,193           2,619          2,948      (12,624)       (12,483)
Income tax benefit/(expense)                       5,401           1,109          (251)         2,996          2,720
                                            ------------- --------------- -------------- ------------- --------------
Net income/(loss)                                 17,594          $3,728         $2,697      ($9,628)       ($9,763)
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) per share
     -  basic                                      $1.45           $0.31          $0.25       ($1.64)        ($1.68)
     -  diluted                                    $1.29           $0.29          $0.24       ($1.64)        ($1.68)
Weighted average number of
Common stock (000)
     -  basic                                     12,153          11,958         10,679         5,868          5,824
     -  diluted                                   13,607          12,700         11,083         5,868          5,824

Balance Sheet Data
Working capital*                                  $1,800        $(3,911)         $(844)      $(1,896)      $(33,214)
Total assets                                     200,075         156,273        148,410       133,964        146,107
Long term debt and related party loans            89,685          87,560         84,075        88,123         50,209
Total shareholders deficit                       (2,064)         (8,446)        (7,804)       (4,724)          4,066
Common stock and paid in capital                  75,796          75,221         75,217        66,094         65,330
Book value per share                             ($0.17)         ($0.71)        ($0.73)       ($0.81)          $0.70


Other Financial Data
Depreciation and amortization                     $9,530          $9,049         $8,108        $8,307         $9,093
Capital expenditure                               11,096           8,716          4,177         3,295          3,648
Cash generated/(used) in the year                 16,070           2,627         12,404       (1,046)        (5,189)
Net days sales outstanding (DSO)                       4               8              9            47             36
Gross profit %                                      25.7           20.9%          19.3%         15.2%          15.9%
Operating income/(expense) before
  other operating income/(expense)%                10.0%            5.1%           3.7%        (0.9)%           0.1%
Operating income/(expense) %                       10.0%            2.5%           3.7%        (1.7)%           0.1%
Net income/(loss) %                                11.2%            2.8%           2.3%        (9.7)%        (10.2)%
Other operating income/(expense) is comprised of:
Restructuring costs                                    -        ($3,551)              -             -              -
Animal rights costs                                    -           (575)              -         (400)              -
Recovery/bad debt relating to
  bankruptcy of an exchange broker                     -             396              -         (350)              -
Share of associate company income                      -             208              -             -              -
                                            ------------- --------------- -------------- ------------- --------------
                                                       -         (3,522)              -         (750)              -
                                            ------------- --------------- -------------- ------------- --------------

*Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following  should be read in  conjunction  with the  consolidated  financial
statements  of  LSR  as  presented  in  "Item  8,   Financial   Statements   and
Supplementary Data".

The Company is a global provider of pre-clinical and non-clinical safety testing services to the pharmaceutical, agrochemical and industrial chemical industries. The Company provides those services under contracts, which may range from one day to three years. Income from these contracts is recognized as services are rendered towards the preparation of the final report. Contracts are generally terminable upon notice by the client with the client being responsible for reimbursing the Company for the value of work performed through the date of cancellation plus the value of work required to wind down a study on an orderly basis.

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

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared with year ended December 31, 2003

Revenues in the year ended December 31, 2004 were $157.6 million, an increase of 19% on revenues of $132.4 million for the year ended December 31, 2003. The underlying increase, after adjusting for the impact of the movement in exchange rates was 8.5%; with the UK showing a 8.6% increase and the US an 8.4% increase. Orders for the year ended December 31, 2004, at constant exchange rates of $179.4 million were 24% above the previous year. At December 31, 2004 backlog (booked-on work) amounted to approximately $119 million, an increase of 27% above the level at December 31, 2003 (14% net of foreign currency effect). This reflected strong demand in the industry as companies invested in their early stage pipelines together with LSR's success in winning new studies due to its scientific expertise and focus on customer service.

Cost of sales in the year ended December 31, 2004 were $117.1 million (74.3% of revenue), an increase of 11.7% on cost of sales of $104.8 million (79.1% of revenue) for the year ended December 31, 2003. This increase was partly due to exchange rate movements, which increased cost of sales in the year by $10.0 million. Without these movements cost of sales would have increased by 2.2%. In the UK cost increases in sterling were only 2%, which is lower than the revenue growth as capacity is filled without the corresponding increase in fixed costs. The main increase was in direct material costs reflecting the higher revenues, offset by a reduction in labor costs as a result of the restructuring completed in the first quarter. Increases in costs in the US were 3.3%, mainly due to increases in labor costs offset by a reduction in direct material costs compared to the previous year.

Selling, general and administrative expenses rose by 18.2% to $24.7 million for the year ended December 31, 2004 (15.7% of revenue) from $20.9 million (15.8% of revenue) in the year ended December 31, 2004. Of this increase, $2.1 million related to exchange rate movements. This growth was due to a continuation of the build-up of the sales activity during the year and higher labor costs, including bonuses paid or accrued to senior employees.

Other operating expenses in the year ended December 31, 2003 were $3.5 million. These comprised $0.6 million in connection with specific legal actions taken against animal rights groups and $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs in the UK arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services and a closure of excess and outdated toxicology capacity. This restructuring was effected to improve the efficiency of the Company's operations without impairing its ability to service clients' needs. These expenses were offset by income of $0.2 million representing the Group's share of an associated company's income (recognized following its acquisition in June 2003) and $0.4 million from the recovery of funds, written off in 2001 following the bankruptcy of an exchange broker.

Net  interest  expense  increased  by 8.9% to $6.5  million  for the year  ended
December 31, 2004 from $6.0 million in the year ended December 31, 2003. Excluding the effect of exchange rate movements, there was a net decline of $0.2 million, reflecting the full year impact of loans and bonds repaid during 2003.

Other income of $2.9 million for the year ended December 31, 2004 comprised $3.3 million from the non-cash foreign exchange remeasurement gain on the Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling), offset by $0.4 million relating to the cost of a currency hedge contract. In the year ended December 31, 2003 there was other income of $5.4 million which was comprised of a non-cash foreign exchange remeasurement gain on the Capital Bonds of $4.8 million and a $0.6 million gain made on the partial repurchase of the Capital Bonds.

Taxation benefit on income for the year ended December 31, 2004 was $5.4 million representing a benefit at 44% compared to a taxation benefit of $1.1 million representing a benefit at 42% for the year ended December 31, 2003. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2004 and December 31, 2003 is shown below:

                                                    % of income before
                                                       income taxes
                                                  2004               2003
                                                    %                  %
US statutory rate                                  35                 35
Foreign rate differential                          (6)                (3)
UK R & D credit and non-deductible items          (36)                13
State taxes                                         1                  2
Change in estimate                                (38)               (89)
                                             ----------------    --------------
Effective tax rate                                (44)               (42)
                                             ----------------    --------------

The main reason for the change in estimate above relates to the Huntingdon 2002 and 2003 tax provisions. The UK government from April 1, 2002 introduced a new tax allowance, `Research and Development (R & D) Tax Credit', for large companies. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon made a claim for the R & D Tax Credit, which has now been accepted. The 2003 provision has been included in the current year benefit as a change in estimate. The 2004 claim is part of the non-deductible items above.

The overall net income for the year ended December 31, 2004 was $17.6 million compared to $3.7 million in the year ended December 31, 2003. The diluted income per share for the year ended December 31, 2004 was $1.29 compared to $0.29 for the year ended December 31, 2003.

Earnings  before  interest,   taxes,   depreciation  and   amortization,   other
income/(expense) and other operating expenses in 2003 ("EBITDA") was 25.4 million for 2004, or 16.1% of revenues, compared with 14.6 million, or 11.0% of revenues for 2003.

The Company believes that EBITDA information, which for this Company excludes other income/(expense) and other operating expenses, enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while securities analysts, lenders and others in their evaluation of companies frequently use EBITDA, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income tax, depreciation and amortization, other income/(expense) and other operating expenses, EBITDA provides an indicator of general economic performance that is not affected by changes in debt levels, fluctuations in interest rates or effective tax rates, levels of depreciation and amortization, exchange rate movements on the Capital Bonds or one off operating expenses. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to n et income, which reflects overall financial performance, including the effects of interest, taxes, depreciation, amortization, other income/(expense) and other operating expenses.

Year ended December 31, 2003 compared with the year ended December 31, 2002

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

Other operating expenses in the year ended December 31, 2003 were $3.5 million compared with $0 in the year ended December 31, 2002. In the year ended December 31, 2003, other operating expenses comprised $0.6 million in connection with specific legal actions taken against animal rights groups and $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs in the UK arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services and a closure of excess and outdated toxicology capacity. This restructuring was effected in order to improve the efficiency of the Company's operations without impairing its ability to service clients' needs. These expenses were offset by income of $0.2 million representing the Group's share of an associated company's income (recognized following its acquisition in June 2003) and $0.4 million from the recovery of funds, written off in 2001 following the bankruptcy of an exchange broker.

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

The main reason for the change in estimate above relates to the Huntingdon 2002 tax provision. The UK government from April 1, 2002 introduced a new tax allowance, `Research and Development (R & D) Tax Credit', for large companies. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon has made a claim for the R & D Tax Credit and this has been included in the change in estimate figures for 2003 above. Pending the outcome of the 2002 claim, the 2003 provision has excluded any further allowance.

The overall net income for the year ended December 31, 2003 was $3.7 million compared to $2.7 million in the year ended December 31, 2002. The diluted income per share for the year ended December 31, 2003 was $0.29 compared to $0.24 for the year ended December 31, 2002.

Earnings  before  interest,   taxes,   depreciation  and   amortization,   other
income/(expense) and other operating expenses (EBITDA) in 2003 was $14.6 million or 11.0% of revenues, compared with $12.4 million or 10.7% of revenues in 2002.

SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the three years ended December 31, 2004 is as follows:

The   performance  of  each  segment  is  measured  by  revenues  and  operating income/(loss) before other operating expenses.

Company                                                               2004                 2003               2002
                                                                      $000                 $000               $000

Revenues
           UK                                                      127,148              104,324             90,851
           US                                                       30,403               28,110             24,891
                                                            ---------------     ----------------   ----------------
                                                                  $157,551             $132,434           $115,742
                                                            ---------------     ----------------   ----------------
Operating income/(loss) before other operating expenses
           UK                                                       18,716                9,282              7,562
           US                                                        3,861                2,085                781
           Corporate                                               (6,753)              (4,598)            (4,079)
                                                            ---------------     ----------------   ----------------

                                                                   $15,824               $6,769             $4,264
                                                            ---------------     ----------------   ----------------
Other operating expense
           UK                                                            -              (3,155)                  -
           US                                                            -                    -                  -
           Corporate                                                     -                (367)                  -
                                                            ---------------     ----------------   ----------------
                                                                        $-             $(3,522)                 $-
                                                            ---------------     ----------------   ----------------
Operating income/(loss)
           UK                                                       18,716                6,127              7,562
           US                                                        3,861                2,085                781
           Corporate                                               (6,753)              (4,965)            (4,079)
                                                            ---------------     ----------------   ----------------
                                                                   $15,824               $3,247             $4,264
                                                            ---------------     ----------------   ----------------


UK

2004 v 2003

Revenues increased by 21.9% in the year ended December 31, 2004 compared with the year ended December 31, 2003. After allowing for the effect of exchange rate movements the increase was 8.6%. Orders for the year ended December 31, 2004 at constant exchange rates were 23.7% above the previous year and 11.7% above revenues for the year.

Costs increased by 14.0% in the year ended December 31, 2004 compared with the year ended December 31, 2003. After allowing for the effect of exchange rate movements, the increase was 2.8%. The main increase was in direct material costs reflecting the increase in revenues; however, this was offset by a reduction in labor as a result of the restructuring undertaken in the first quarter.

The operating income before other operating expenses for the year ended December 31, 2004 was $18.7 million compared with $9.3 million in the year to December 31, 2003.

In the year ended December 31, 2003, other operating expenses of $3.2 million comprised $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services, and a closure of excess and outdated toxicology capacity. These expenses were offset by income of $0.3 million from the recovery of funds, written off in 2001, following the bankruptcy of an exchange broker.

The operating income for the year ended December 31, 2004 was $18.7 million compared with $6.1 million in the previous year.

2003 v 2002

Revenues increased by 15% in the year ended December 31, 2003 compared with the year ended December 31, 2002. After allowing for the effect of exchange rate movements the increase was 6%. Orders for the year ended December 31, 2003 at constant exchange rates were 9.8% below the previous year and 2.3% below revenues for the year. The Company believes that a weakening in the market for toxicology services due to extra capacity coming on stream at competitors, combined with a decline in work being outsourced by the Agrochemical industry, both on new chemical entities and as re-registration work under European Directive 91/414/EEC diminished, were responsible for this fall. Backlog at December 31, 2002 was 29% higher than a year previously and this sustained the growth in revenues.

Costs increased by 14% in the year ended December 31, 2003 compared with the year ended December 31, 2002. After allowing for the effect of exchange rate movements, the increase was 4.5%. The main cost increases were in labor where staff numbers were built up in response to the growth in orders in 2002. With the softness in orders in 2003 steps were taken to reduce staffing levels in the second half of the year, but the average headcount for the year was 28 higher than in 2002. Changes to Social Security charges, which took effect from April 1, 2003, also added to labor costs.

The operating income before other operating expenses for the year ended December 31, 2003 was $9.3 million compared with $7.6 million in the year to December 31, 2002.

Other operating expenses in the year ended December 31, 2003, were $3.1 million compared with $0 in the year ended December 31, 2002. In the year ended December 31, 2003, other expenses comprised $3.5 million in respect of a restructuring of the business. These restructuring costs comprise redundancy (severance) payments and asset write downs arising from a consolidation of duplicate facilities in response to changes in the market, particularly for non pharmaceutical services, and a closure of excess and outdated toxicology capacity. These expenses were offset by income of and $0.4 million from the recovery of funds, written off in 2001, following the bankruptcy of an exchange broker.

The operating income for the year ended December 31, 2003 was $6.1 million compared with $7.6 million in the previous year.

US

2004 v 2003

Revenues increased by 8.4% in the year ended December 31, 2004 as compared to the year ended December 31, 2003. Orders for the year ended December 31, 2003 were 25.1% above the previous year and 21.5% above revenues for the year.

Costs increased by 2% in the year ended December 31, 2004 as compared with the year ended December 31, 2003. This cost increase was mainly due to higher direct materials as a result of the higher revenues.

The operating income for the year ended December 31, 2004 was $3.9 million compared with an operating income of $2.1 million in the previous year.

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

Costs increased by 8% in the year ended December 31, 2003 as compared with the year ended December 31, 2002. This cost increase was mainly driven by the increase in revenues; however, there were also additional costs due to the increase in sales activity.

The operating income for the year ended December 31, 2003 was $2.1 million compared with $0.8 million in the previous year.

Corporate

2004 v 2003

Corporate costs for the year ended December 31, 2004 were $6.8 million, an increase of 47% on corporate costs for the year ended December 31, 2003 of $4.6 million. Excluding the effects of exchange rate movements the increase was 42%. The main reasons for the increase are the discretionary bonus plan relating to those senior employees in the Company's corporate headquarters of $1.5 million, together with general increases in labor costs and legal and professional fees.

In the year ended December 31, 2003, other operating expenses were $0.4 million for specific legal action taken against animal rights groups.

The operating loss for the year ended December 31, 2004 was $6.8 million compared with an operating loss for the year ended December 31, 2003 of $5.0 million.

2003 v 2002

Corporate costs for the year ended December 31, 2003 were $4.6 million, an increase of 13% on corporate costs for the year ended December 31, 2002 of $4.1 million. Excluding the effects of exchange rate movements, the increase was 10%. The main reasons for the increase were general increases in labor costs and legal and professional fees.

In the year ended December 31, 2003, other operating expenses were $0.6 million for specific legal action taken against animal rights groups, offset by income of $0.2 million representing the Group's share of an associated company's income (recognised following its acquisition in June 2003).

The operating loss for the year ended December 31, 2003 was $5.0 million compared with an operating loss of $4.1 million for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.6 million (approximately $43.4 million), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by LSR Ltd., and is secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants were subsequently transferred to an unrelated third party. These LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2004, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Financing which totaled $5.7 million was provided to the company in 2000 and 2001 and was fully repaid in 2002. This financing had been provided in part by a $2.9 million loan facility made available on September 25, 2000 by the Company's Chairman and CEO, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also included a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. The remaining principal amounts were repaid in full to Mr. Baker and FHP, inclusive of 10% interest, respectively, in 2002. The other $2.8 million facility was also repaid in full as of October 1, 2002.

As noted above, on June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Common Shares

On January 10, 2002, LSR issued 99,900 shares of Voting Common Stock and 900,000 shares of Non-Voting Common Stock at a price of $1.50 per share (or an aggregate of $1.5 million). Effective July 25, 2002, all of the 900,000 shares of the Non-Voting Common Stock were converted into 900,000 shares of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. $128,000 of such promissory notes have been repaid through December 31, 2004.

Cash flows

During the year ended December 31, 2004 funds generated were $16.0 million, increasing cash on hand and on short-term deposit from $17.3 million at December 31, 2003 to $33.3 million at December 31, 2004. The cash generated from operating, investing and financing activities were generated as follows (in millions):

                                                         2004           2003         2002
                                                         ----           ----         ----
Operating income before other operating expense          $15.8           $6.8          $4.3
Depreciation and loss on disposal of fixed assets          9.5            9.3           8.1
Impairment of fixed assets                                   -            2.0             -
Working capital movement                                  10.1          (0.6)           9.0
Interest                                                 (5.9)          (6.0)         (6.1)

Capital expenditure                                     (11.1)          (8.7)         (4.2)
Cash acquired on business acquisition                        -            1.9             -
Other (expense)/income                                   (2.6)          (1.5)         (1.2)
Loan repayments net of shares issued                     (0.1)          (1.1)           1.7
Effect of exchange rate changes on cash                    0.3            0.6           0.8
                                                     ----------     ----------    ----------
                                                          16.0           $2.7         $12.4
                                                     ----------     ----------    ----------

Net days sales outstanding (DSOs) at December 31, 2004 were 4 days, an improvement from the 8 days at December 31, 2003. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total revenue. The impact on liquidity from a one-day change in DSO is approximately $357,000.

At December 31, 2004, the Company had a working capital surplus of $1.8 million. The Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Commitment and Contingencies

                                                  2004        2003        2002
                                                  $000        $000        $000
Operating lease expenses were as follows:
Hire of plant and equipment                        291        451         904
Other operating leases                             405        410         392

The Company leases certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under operating and capital leases are as follows:

                                  Total                       2-3         4-5        After
                                                1 year       years       years      5 years
                                   $000          $000         $000        $000        $000
Capital lease obligations          715           275          336         104          -
Operating leases                   801           508          268          25          -
                               ------------- ------------- ----------- ----------- -----------
                                  1,516          783          604         129          -
                               ------------- ------------- ----------- ----------- -----------

All operating leases are for Plant & Equipment

The total cost of equipment capitalized under these capital leases is $981,000 and $546,000, at December 31, 2004 and 2003, respectively. Depreciation on these capital leases amounted to $192,000 and $68,000 and $5,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated depreciation on the capital leases amounted to $114,000, $87,000 and $20,000 for the years ended at December 31, 2004, 2003 and 2002, respectively.

Contingencies

The Company is party to certain legal actions arising in the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

ORDERS

New business signings totaled $179.4 million for the year ended December 31, 2004, an increase of 24% exclusive of the impact of movements in exchange rates from the prior year. 2003 saw a rapid growth in business from the Pharmaceutical industry and this growth in business was maintained in 2004, with particularly strong order growth in toxicology testing as companies invested in their early stage pipelines. However there was a decline in the amount of work outsourced from the Agrochemical industry, both on new chemical entities and as registration work under European Directive 91/414/EEC diminished.

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

The Company has debt denominated in both USD and GBP, each of which have repayment dates in 2006. Whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates, no decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. In December 2004 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.4 million and the put amount was $30 million.

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

Exchange rates for translating sterling into US dollars were as follows:

                            At December 31              Average rate (1)
         2001                   1.4554                       1.4403
         2002                   1.6099                       1.5039
         2003                   1.7857                       1.6354
         2004                   1.9199                       1.8321

(1) Based on the average of the exchange rates on the last day of each month during the period. On March 24, 2005 the noon buying rate for sterling was (pound)1.00 = $1.8709.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2004:

                                                            Expected Maturity Date
                                      2004    2005     2006    2007    2008  Thereafter    Total  Fair Value

(In US Dollars, amounts in thousands)
Cash              - Pound Sterling  19,880       -        -       -       -          -    19,880     19,880
                  - Euro             1,691       -        -       -       -          -     1,691      1,691
                  - Japanese Yen     2,550       -        -       -       -          -     2,550      2,550
Accounts
receivable        - Pound Sterling  19,453       -        -       -       -          -    19,453     19,453
                  - Euro               520       -        -       -       -          -       520        520
                  - Japanese Yen     1,862       -        -       -       -          -     1,862      1,862

Debt              - Pound Sterling       -       -   43,086       -       -          -    43,086     43,086
                  - Japanese Yen       499      60        -       -       -          -       559        559

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

ANIMAL RIGHTS ACTIVISM

Please refer to the detailed discussion under Item 1, on pages 10 to 12.

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

If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. While such errors have not historically been significant, any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

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

The Company has debt denominated in both USD and GBP, each of which have repayment dates in 2006. Whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates, no decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, we might enter into certain derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only. In December 2004 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.4 million and the put amount was $30.0 million.

Non-Bank Loans

The Company's (pound)22.6 million ($43.4 million) credit facility is UK pound sterling denominated and does not contribute to transaction gains and losses on the income statement due to the fact that, under US GAAP, the Company's functional currency is sterling. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin, approximately 6.28% per annum for the year ended December 31, 2004. At December 31, 2004 this credit facility was fully drawn down.

In the year ended December 31, 2004, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $414,000.

Revenue

For the year ended December 31, 2004, approximately 81% of the Company's net revenues were from outside the US.

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

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 Page


Independent Auditors' Report - December 31, 2004 and 2003                   36

Independent Auditors' Report - December 31, 2002                            37

Consolidated Statements of Operations-
Years ended December 31, 2004, 2003 and 2002                                38

Consolidated Balance Sheets - December 31, 2004 and 2003                    39

Consolidated Statements of Shareholders' (Deficit)/Equity and
Comprehensive Income/(Loss) - Years ended December 31, 2004, 2003
and 2002                                                                    41

Consolidated Statements of Cash Flows - Years ended December 31, 2004,
2003 and 2002                                                               43

Notes to Consolidated Financial Statements                                  44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Life Sciences Research, Inc. and Subsidiaries

We have audited the  accompanying  consolidated  balance sheets of Life Sciences
Research, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income/(loss), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated March 26, 2003 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/Hugh Scott, P.C.
Lakewood, New Jersey

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Life Sciences Research, Inc. and Subsidiaries, East Millstone, New Jersey

We have audited the accompanying consolidated balance sheet of Life Sciences Research, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' (deficit)/equity and comprehensive loss, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Life Sciences Research, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Princeton, New Jersey
March 26, 2003


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000's), except per share amounts

                                                                      Year Ended December 31,
                                                                  2004                  2003                2002
Revenues                                                      $157,551              $132,434            $115,742
Cost of sales                                                (117,061)             (104,798)            (93,403)
                                                    -------------------     -----------------     ---------------
Gross profit                                                    40,490                27,636              22,339
Selling, general and administrative expenses                  (24,666)              (20,867)            (18,075)
Other operating expense                                              -               (3,522)                   -
                                                    -------------------     -----------------     ---------------
Operating income                                                15,824                 3,247               4,264
Interest income                                                    114                    94                  66
Interest expense                                               (6,635)               (6,084)             (6,304)
Other income                                                     2,890                 5,362               4,922
                                                    -------------------     -----------------     ---------------
Income before income taxes                                      12,193                 2,619               2,948
Income tax benefit/(expense)                                     5,401                 1,109               (251)
                                                    -------------------     -----------------     ---------------
Net income                                                     $17,594                $3,728              $2,697
                                                    ===================     =================     ===============
Income per share
 -basic                                                          $1.45                 $0.31               $0.25
 -diluted                                                        $1.29                 $0.29               $0.24

Weighted average number of common stock outstanding
 -basic                                                     12,153,105            11,957,760          10,678,890
 -diluted                                                   13,607,308            12,699,576          11,083,416


The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets
Dollars in (000's), except per share amounts

                                                                              December 31,
ASSETS                                                                    2004             2003
Current assets:
Cash and cash equivalents                                              $33,341          $17,271
Accounts receivable, net of allowance of $255
and $561 in 2004 and 2003, respectively                                 27,841           17,515
Unbilled receivables                                                    11,516            8,246
Inventories                                                              2,024            1,901
Prepaid expenses and other current assets                                2,929            4,610
                                                                  -------------   --------------
Total current assets                                                   $77,651          $49,543
                                                                  -------------   --------------
Property and equipment, net                                            109,999         $101,547
Goodwill                                                                   901              832
Unamortized capital bonds issue costs                                      271              429
Deferred income taxes                                                   11,253            3,922
                                                                  -------------   --------------
Total assets                                                          $200,075         $156,273
                                                                  -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                       $13,547          $12,508
Accrued payroll and other benefits                                       4,024            4,152
Accrued expenses and other liabilities                                  19,987           13,695
Short-term debt                                                            719              338
Fees invoiced in advance                                                37,574           22,761
                                                                  -------------   --------------
Total current liabilities                                              $75,851          $53,454
                                                                  -------------   --------------
Long-term debt                                                          89,685          $87,560
Pension liabilities                                                     36,603           21,414
Deferred income taxes                                                        -            2,291
                                                                  -------------   --------------

Total liabilities                                                     $202,139         $164,719
                                                                  -------------   --------------

(Continued)



Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
Dollars in (000's), except per share amounts


                                                                              December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT) (Continued)                    2004             2003
Commitments and contingencies                                                    -                -
Shareholders' equity/(deficit)
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                     -                -
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                     -                -
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at December 31, 2004: 12,441,281
(December 31, 2003: 12,034,883)                                                125              120
Paid in capital                                                             75,671           75,101
Less: Promissory notes for issuance of common stocks                         (697)            (661)
Accumulated comprehensive loss                                            (34,724)         (22,973)
Accumulated deficit                                                       (42,439)         (60,033)
                                                                      --------------   ------------
Total shareholders' (deficit)                                             $(2,064)         $(8,446)
                                                                      --------------  -------------
Total liabilities and shareholders' equity/(deficit)                      $200,075         $156,273
                                                                      -------------   --------------

The accompanying notes are an integral part of the consolidated financial statements.



Life  Sciences  Research  Inc.  and  Subsidiaries
Consolidated  Statements of Shareholders' (Deficit)/Equity and Comprehensive
Income/(Loss)
Dollars  in (000's), except per share amounts

                                  Common    Common     Promissory     Additional   Accum-ulatedAccumulated       Total
                                  Stock      Stock     Notes for        Paid in      Deficit   Other
                                            at Par    Issuance of       Capital                Compre-hensive
                                                      Common Stock                             Loss
Balance, December 31, 2001           5,847       $59         $-            $66,035   $(66,458)        $(4,360)  $(4,724)

Issue of Shares                      5,585        55          -              8,384           -               -     8,439
Promissory notes for issuance
of common stock                        500         5      (684)                679           -               -         -
Accumulated
comprehensive loss:
-    Net income for the                  -         -          -                  -       2,697               -         -
     year
-    Minimum pension
     liability, net of $5,903
     tax -Deficiency on UK
     defined benefit pension
     plan.                               -         -          -                  -           -        (13,507)
-    Translation
     adjustments,                        -         -          -                  -           -           (709)         -
     net of $569 tax                     -         -          -                  -           -                  (11,519)
Total Comprehensive Loss
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2002          11,932      $119     $(684)            $75,098   $(63,761)       $(18,576)  $(7,804)
Issue of shares                        103         1          -                  3           -               -         4
Repayment of Promissory notes
                                         -         -         23                  -           -               -        23
Accumulated comprehensive loss:
    Net income for the year              -         -          -                  -       3,728               -         -
    Minimum pension liability,
    net of $971 deferred tax -
    Deficiency on UK defined
    benefit pension plan                 -         -          -                  -           -         (2,265)         -

    Translation adjustments,
    net of $123 tax                      -         -          -                  -           -         (2,132)         -
    Total comprehensive loss             -         -          -                  -           -               -     (669)

                                -----------------------------------------------------------------------------------------

Balance, December 31, 2003          12,035      $120     $(661)            $75,101   $(60,033)       $(22,973)  $(8,446)



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and Comprehensive
Income/(Loss)
Dollars in (000's), except per share amounts


                                  Common    Common     Promissory     Additional   Accum-ulatedAccumulated       Total
                                  Stock      Stock     Notes for        Paid in      Deficit   Other
                                            at Par    Issuance of       Capital                Compre-hensive
                                                      Common Stock                             Loss

Balance, December 31, 2003          12,035      $120     $(661)            $75,101   $(60,033)       $(22,973)  $(8,446)
Issue of shares                        406         5          -                570           -               -       575
Increase in value net of
repayment of Promissory notes
                                         -         -       (36)                  -           -               -      (36)
Accumulated comprehensive loss:
    Net income for the year              -         -          -                  -      17,594               -         -
    Minimum pension liability,
    net of $4,385 deferred tax
    - Deficiency on UK defined
    benefit pension plan
                                         -         -          -                  -           -        (10,233)         -

    Translation adjustments,
    net of $232 tax                      -         -          -                  -           -         (1,518)         -
    Total comprehensive income
                                         -         -          -                  -           -               -     5,843
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2004          12,441       125      (697)             75,671    (42,439)        (34,724)   (2,604)
                                -----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in (000's) except per share amounts

                                                                               Year Ended December 31,
                                                                         2004           2003          2002
Cash flows from operating activities:
Net income                                                            $17,594         $3,728        $2,697
Adjustments to reconcile net income to net cash from operating activities
Depreciation                                                            9,530          9,049         8,108
Impairment of fixed assets                                                  -          2,014             -
Loss on disposals of fixed assets                                           -            271             -
Foreign exchange gain on Capital Bonds                                (3,345)        (4,760)       (4,977)
Deferred income tax( benefit)/expense                                 (5,512)        (1,234)           188
Gain on repurchase of Capital Bonds                                         -          (602)       (1,191)
Share of profit on acquisition                                              -          (208)             -
Provision for losses on accounts receivable                             (302)            244           123
Amortization of capital bonds issue costs                                 179            165           191
Amortization of warrants                                                  179            290           156
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses        (8,974)          5,063         4,605
Inventories                                                                 -          (157)         (127)
Accounts payable, accrued expenses and other liabilities                4,841          2,048       (1,728)
Fees invoiced in advance                                               12,776        (5,972)         5,988
                                                                  ------------   ------------  ------------
Net cash provided by operating activities                             $26,966         $9,939       $14,033
                                                                  ------------   ------------  ------------
Cash flows from investing activities:
Purchase of property, plant and equipment                            (11,096)        (8,716)       (4,177)
Cash acquired with Subsidiary                                               -          1,893             -
                                                                  ------------   ------------  ------------
Net cash used in investing activities                               $(11,096)       $(6,823)      $(4,177)
                                                                  ------------   ------------  ------------

Cash flows from financing activities:
Proceeds from issue of common shares                                      539             27         6,039
Proceeds from long-term borrowings                                          -            444           334
Repayments of long-term borrowings                                          -        (1,328)       (4,627)
Repayments of short term borrowings                                     (651)          (253)             -
                                                                  ------------   ------------  ------------
Net cash (used)/provided by financing activities                       $(112)       $(1,110)        $1,746
                                                                  ------------   ------------  ------------

Effect of exchange rate changes on cash and cash equivalents              312            621           802
                                                                  ------------   ------------  ------------
Increase in cash and cash equivalents                                  16,070          2,627        12,404
Cash and cash equivalents at beginning of year                         17,271         14,644         2,240
                                                                  ------------   ------------  ------------
Cash and cash equivalents at end of year                              $33,341        $17,271       $14,644
                                                                  ------------   ------------  ------------
Supplementary disclosures:
Interest paid                                                          $5,928         $5,544        $6,110
Non-cash transactions:
Conversion of debt to equity                                               $-             $-        $2,400
Issuance of common stocks for promissory notes                             $-             $-          $684

The accompanying notes are an integral part of these consolidated financial statements

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less at the date of purchase.

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

Foreign Currencies

Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the statements of operations. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. Certain intercompany loans are determined to be of a long-term investment nature. The Company records gains and losses from re-measuring such loans as a component of other comprehensive income.

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate and assets and liabilities are translated at year-end exchange rates and capital accounts are translated at historical exchange rates, and retained earnings are translated at the weighted average of historical rates. Translation adjustments are presented as a separate component of other accumulated comprehensive loss in the financial statements.

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

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2004.

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

Pension Costs

During the year the Company had two defined contribution plans. One of the defined contribution pension plans covers all employees in the US; the other, employees in the UK. Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees in the UK based on their final pensionable salary. As of December 31, 2002, the defined benefit pension plan was curtailed. The gain on curtailment was recognized in the Statement of Operations according to SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits". The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting For Pensions". Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures About Pensions And Other Post Retirement Benefits". The net asset at transition, prior service cost and net (loss)/gain subject to amortization, outside the corridor, are being amortized on a straight-line basis over periods of 15 years, 10 years and 10 years respectively. The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

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

Income Per Share

Income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted income per share is similar to the computation of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the income of the Company.

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

Stock-Based Compensation

The Company accounts for its stock option and stock-based compensation arrangements plans using the intrinsic-value method. Under the intrinsic value method, the difference between the amount the employee will pay the Company for stock acquired under the Company's incentive plans and the stock's fair value on the date of grant is charged to expense. Since employees must pay the Company the grant date fair value for stock options, no expense is recorded for stock options. (Alternatively, if employees did not have to pay for stock issued for deferred stock units granted, their grant date fair value would be recorded as expense).

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


                                                Year ended December         Year ended            Year Ended
                                                     31, 2004           December 31, 2003      December 31, 2002
                                              ------------------------ --------------------- ----------------------
                                                       $000                    $000                  $000
Net income                   As Reported              $17,594                 $3,728                $2,697
Less: Pro forma expense as
if stock options were
charged against net
income, net of tax
                                                       (281)                   (67)                  (59)

                             Pro forma                17,313                  $3,661                $2,638
Basic and Diluted EPS:       As Reported          $1.45 and $1.29        $0.31 and $0.29        $0.25 and $0.24
                             Pro forma            $1.42 and $1.27        $0.31 and $0.29        $0.25 and $0.24

The weighted average fair value at the date of grant for options granted during 2004, 2003 and 2002 was $3.44, $1.03 and $0.87 respectively. The options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                               2004             2003            2002
Dividend yield                                  0%               0%              0%
Volatility                                     135%              40%            40%
Risk-free interest rate                       4.63%             3.72%          3.72%
Expected term of options (in years)          10 years         10 years        10 years


3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

                                                                  2004            2003
                                                                  $000            $000
Property, plant and equipment at cost:
Building and facilities                                        128,395         116,981
Plant, equipment, vehicles, computers and software             110,005         108,658
Assets in the course of construction                               330           1,045
                                                         -------------- ---------------
                                                               238,730         226,684
Less: Accumulated depreciation                               (128,731)       (125,137)
                                                         -------------- ---------------
Property and equipment, net                                   $109,999        $101,547
                                                         -------------- ---------------

Depreciation expense aggregated $9,530,000,  $9,049,000 and $8,108,000 for 2004,
2003 and 2002 respectively.

The net book value of assets held under capital leases and included above is as follows:

                                    Cost       Depreciation   Net book
                                                                Value
                                    $000          $000          $000
At December 31, 2004                 981          114            867
At December 31, 2003                 546           87            459

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

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. Goodwill on purchase was Japanese Yen 99,500,000 ($901,000 at year end rates).

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

5.       INCOME TAXES

The components of income before taxes and the related benefit/(expense) for tax for the years ended December 31 are as follows:

Income/(loss) before taxes                                 2004             2003              2002
                                                           $000             $000              $000
United Kingdom                                           13,761            1,452             4,110
United States                                           (1,669)              887           (1,162)
Japan                                                       101              280                 -
                                                   -------------    -------------     -------------
                                                        $12,193           $2,619            $2,948
                                                   -------------    -------------     -------------

The benefit/(expense)for income taxes by location          2004              2003             2002
of the taxing jurisdiction for the years ended             $000              $000             $000
December 31, consisted of the following:
Current Taxation:
-        State Taxes - US                                  (72)              (39)             (63)
-        Corporate Tax - Japan                             (44)              (86)                -
Deferred taxation:
-        United Kingdom                                   4,864             2,263             (45)
-        United States                                      651           (1,029)            (143)
-        Japan                                                2                 -                -
                                                   -------------     -------------    -------------
                                                         $5,401            $1,109           $(251)
                                                   -------------     -------------    -------------

Reconciliation between the US statutory rate and the effective rate is as follows:

                                            % of income/(loss) before income
                                                          taxes
                                                  2004        2003        2002
                                                     %           %           %

US statutory rate                                   35          35          35
Foreign rate differential                          (6)         (3)         (9)
UK R & D credit and non-deductible items          (36)          13        (31)
State taxes                                          1           2           2
Change in estimate                                (38)        (89)          11
                                           ------------  ----------  ----------
Effective tax rate                                (44)        (42)           8
                                           ------------  ----------  ----------

The main reason for the change in estimate above relates to the Huntingdon 2002 and 2003 tax provisions. The UK government introduced a new tax allowance, `Research and Development (R & D) Tax Credit, for large companies from April 1, 2002. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon has made a claim for the R & D Tax Credit, which has now been accepted and the 2003 provision included in the 2004 change in estimate. The 2004 claim is part of the non-deductible items above.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                           2004          2003
                                                           $000          $000
Current deferred tax assets:
Accrued liabilities                                           -             -
                                                      ----------   -----------
                                                             $-            $-
                                                      ----------   -----------
Non-current deferred tax assets:
Net operating losses - US                                 5,189         4,827
Net operating losses - UK                                20,801        17,624
Net operating losses - Japan                                 27             -
Net pension plan minimum liability adjustment - UK       10,968         6,423
Capital losses - UK                                      16,373        15,228
Valuation allowance - UK                               (16,373)      (15,228)
                                                      ----------   -----------
Net non-current deferred tax assets                     $36,985       $28,874
                                                      ----------   -----------


Non-current deferred tax liabilities:
Property and equipment -  US                                554           929
                       -  UK                             25,178        26,314
                                                      ----------   -----------
Total                                                   $25,732       $27,243
                                                      ----------   -----------
Net non-current deferred tax assets                     $11,253        $3,922

Net non-current deferred tax liabilities                     $-        $2,291

In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

Of the gross amount of net operating losses in the US of $12,613,000, $2,817,000 expires in 2012, $6,163,000 expires in 2018, $523,000 expires in 2019,
$1,087,000 expires in 2021, $492,000 expires in 2022, $3,000 expires in 2023 and
$1,528,000 expires in 2024. The gross amount of net operating losses in the UK of $67,218,000 have no expiration date. The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

6.       LONG-TERM DEBT AND RELATED PARTY LOANS

                                                 2004               2003
                                                 $000               $000
Non-bank loans                                 43,114             40,965
Capital leases, net of current                    376                400
portion
Convertible Capital Bonds                      46,195             46,195
                                     -----------------    ---------------
                                              $89,685            $87,560
                                     -----------------    ---------------

Repayment Schedule                    Total          2006         2007          2008          2009       Thereafter
                                       $000          $000         $000          $000          $000          $000
Non bank loan                             43,114      43,114            -            -             -           -
Capital leases                               376         160          118           98             -           -
Convertible Capital Bonds                 46,195      46,195            -            -             -           -
                                   ------------- ------------- ------------ ------------- ------------- --------------
                                         $89,685     $89,469         $118          $98            $-          $-
                                   ------------- ------------- ------------ ------------- ------------- --------------

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($43.4million approximately), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The Company is taking all reasonable steps to conduct these transactions. The loan is held by LSR Ltd and is secured by the guarantees of the wholly owned subsidiaries of the Company including LSR Ltd., Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. The value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2004 and 2003 $46.2 million was outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In January 2003, the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Loans

Financing which totaled $5.7 million was provided to the Company in 2000 and 2001 and was fully repaid in 2002. This financing had been provided in part by a $2.9 million loan facility made available on September 25, 2000 by the Company's Chairman and CEO, Mr. Baker. In connection with this financing, the company authorized, subject to shareholder approval, the issuance of warrants to purchase 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share to FHP, a company controlled by Mr. Baker. Such shareholder approval was granted on June 12, 2002. Additionally, other financing also included a $2.8 million facility from the Stephens Group Inc. made available on July 19, 2001. Effective February 11, 2002 the Stephens Group Inc. debt was transferred to an unrelated third party. $550,000 of the loan from Mr. Baker was transferred to and assumed by FHP in March 2001. On March 28, 2002, $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock; in each case as part of LSR's private placement of approximately 5.1 million shares of Voting Common Stock. The remaining principal amounts were repaid in full to Mr. Baker and FHP, inclusive of 10% interest, respectively, in 2002. The other $2.8 million facility was repaid in full as of October 1, 2002.

As noted above, on June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The  Company's   principal   financial   instruments   comprise  cash  and  cash
equivalents, accounts receivables, unbilled receivables and long-term debt. The Company does not hold financial instruments for trading purposes.

The estimated fair value of the Company's financial instruments as of December 31, 2004 and 2003 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

                                                               2004                          2003
                                                        Carrying       Estimated        Carrying    Estimated
                                                           Value      Fair Value           Value   Fair Value
                                                            $000            $000            $000         $000
Primary financial instruments held or issued
  to finance the Company's operations:

Cash and cash equivalents                                $33,341         $33,341         $17,271      $17,271
Accounts receivable                                       27,841          27,841          17,515       17,515
Short-term debt                                              719             719             338          338
Accounts payable                                          13,547          13,547          12,508       12,508
Fees invoiced in advance                                  37,574          37,574          22,761       22,761
Long-term debt (excluding the Convertible Capital
Bond)                                                     43,490          43,490          41,365       41,365
Convertible Capital Bond                                  46,195          46,195          46,195       36,956


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

Long-term debt: The carrying value of these financial instruments approximates the fair value due to their variable interest rates.

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

9. OTHER INCOME/(EXPENSE)

                                                           2004           2003           2002
                                                           $000           $000           $000

   Exchange gain/(loss) on capital bonds                  3,345          4,760          4,977
   Gain on partial repurchase of Capital Bonds                -            602          1,191
   Cost of currency hedge contract                        (455)              -              -
   Exchange offer costs                                       -              -         (1,246)
                                                    ---------------    -----------    -----------
                                                            $2,890         $5,362         $4,922
                                                    ---------------    -----------    -----------

10.      COMMITMENTS AND CONTINGENCIES

Leases

Operating lease expenses were as follows:
                                                2004        2003        2002
                                                $000        $000        $000
Plant and equipment                              291        451         904
Other operating leases                           405        410         392

The Company leases certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under operating and capital leases are as follows:

                                                       Operating Leases       Capital Leases
For the years ended December 31,
                                                             $000                  $000
2005                                                           508                   275
2006                                                           208                   198
2007                                                            60                   138
2008                                                            25                   104
2009                                                             -                     -
2010 and thereafter                                              -                     -
                                                       -----------------      ----------------
Total minimum lease payments                                   801                   715
                                                       =================

Less amounts representing interest                                                  (120)
                                                                              ----------------
Present value of net minimum lease payments                                          595
Less current portion of capital lease obligations                                   (219)
                                                                              ----------------
Non-current portion of capital lease obligations                                     376
                                                                              ================


The total cost of equipment capitalized under these capital leases is $981,000 and $546,000 at December 31, 2004 and 2003, respectively. Depreciation on these capital leases amounted to $192,000, $68,000, and $5,000 for the years ended at December 31, 2004, 2003 and 2002, respectively. Accumulated depreciation on the capital leases amounted to $114,000, $87,000 and $20,000 for the years ended at December 31, 2004, 2003 and 2002, respectively.

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

11.      SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2004 and 2003 LSR had outstanding 12,441,281 and 12,034,883 shares of Voting Common Stock of par value of $0.01 each respectively.

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

The flexible terms of the LSR 2001 Equity Incentive Plan are intended to, among other things, permit the Compensation Committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of any award if performance objectives are not met or linking the time of exercisability or settlement of an award to the attainment of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162 (m) of the United States Internal Revenue Code such performance objectives shall be based solely on (i) annual return on capital; (ii) annual earnings or earnings per share; (iii) annual cash flow provided by operations; (iv) changes in annual revenues; (v) stock price; and/or
(vi) strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

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

The LSR Board has designated the Compensation Committee of the Board to serve as the Stock Option Committee. LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors and key employees at that time.

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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,188,000 shares of LSR Common Stock (including those specified above) were granted during the two years 2002 and 2003 to employees and directors, on the terms set forth above, are listed below:

Date of Grant                Numbers Granted                Exercise Price
-------------                ---------------                --------------
March 1, 2002                  1,142,000                    $1.50
September 3, 2002                 20,000                    $2.40
October 21, 2002                  15,000                    $2.03
February 14, 2003                 11,000                    $1.80

In 2004, in addition to the options granted under the 2004 LTIP referred to below, options to purchase an aggregate of 67,100 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, on the terms set forth in the previous paragraph, are listed below.

Date of Grant                 Numbers Granted                Exercise Price
-------------                 ---------------                --------------
April 12, 2004                     37,100                    $1.85
October 28, 2004                   17,400                    $7.70
December 15, 2004                  12,600                    $9.52

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO and Secretary, and 27,750 of such options were granted to Julian Griffiths, the Company's UK Director of Operations.The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2004, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                               Shares        Wtd Avg. Ex Price       Number of securities remaining
                                               (000)                                  available for future issuance
Outstanding - December 31, 2003               1,188               $1.52

Granted                                         430                $3.54
Lapsed                                         (105)               $1.78
Exercised                                      (127)               $1.51
                                             -----------     ------------------    ------------------------------------
Outstanding - December 31, 2004                1,386               $2.13                         814,000
                                             -----------     ------------------    ------------------------------------
Exercisable at end of year                      996
Weighted average fair value per
option granted in 2004 was                     $3.44

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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

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

On July 25, 2002, 100,000 warrants were issued at the deemed market price on the day of $1.50 (the same price at which the Private Placement had been completed). On October 15, 2003, 100,000 warrants were issued 75,000 of which were at an exercise price of $2.50, the market price on the day, and 25,000 of which were issued at an exercise price of $5.00 per share. On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. In all three cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

A summary of warrants outstanding at December 31, 2004 is as follows:

Date of issue            Warrants        Exercise price    Expiration Date
October 9, 2001           550,000            $1.50         October 9, 2011
June 11, 2002             410,914            $1.50          June 11, 2012
October 24, 2003          100,000            $2.05         October 24, 2013

12.  EMPLOYEE BENEFITS

Prior to December 31, 2002, the Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme (the "HLS Defined Benefit Pension Plan") a funded pension plan providing benefits, based on final pensionable salary, for certain Company employees in the UK. The Plan had been closed to new entrants from April 5, 1997 and as of December 31, 2002, the accumulation of plan benefits of employees in the plan was permanently suspended, and therefore, the HLS Defined Benefit Pension Plan was curtailed. This suspension of benefits resulted in a gain on curtailment of $8.4 million at December 31, 2002, which has been recorded as a reduction of the Company's unrecognized net actuarial loss.

The components of the net periodic benefit cost of the HLS Defined Benefit Pension Plan for the years ended December 31, are as follows:

                                                                      2004                2003                2002
                                                                      $000                $000                $000
Service cost, benefits earned during the year                            -                   -              $1,466
Interest cost on projected benefit obligation                       $7,294              $6,101               5,581
Expected return on plan assets                                     (8,298)             (7,279)             (6,455)
Amortization of transition asset                                     (145)               (277)               (238)
Amortization of actuarial loss                                         854                 710                   -
                                                               -------------       ------------       -------------
Net periodic (benefit)/cost                                          $(295)             $(745)                $354
                                                               -------------       ------------       -------------

The major assumptions used in calculating the pension expense were:

                                                                      2004                2003                 2002
Discount rate                                                         5.5%                5.5%                5.75%
Rate of increase of future compensation                                N/A                 N/A                  N/A
Long-term rate of return on plan assets                               8.0%                8.0%                8.25%

A reconciliation of the projected benefit obligation for the HLS Defined Benefit
Pension Plan to the accrued pension expense recorded as of December 31 is as follows:

                                                                      2004                2003                 2002
                                                                      $000                $000                 $000
Projected benefit obligation                                    $(154,613)          $(123,892)            $(99,068)
Plan assets at market value                                        118,054             102,483               81,356
                                                               ------------       -------------       --------------

Funded status                                                    $(36,559)           $(21,409)            $(17,712)
Unrecognized net actuarial loss/(gain)                              41,211              24,875               19,678
Adjustment for minimum liability - pretax                         (41,211)            (24,734)             (19,296)
Unrecognized net asset at transition                                     -               (141)                (382)
                                                               ------------       -------------       --------------
(Accrued)/prepaid pension expense                                $(36,559)           $(21,409)            $(17,712)
                                                               ------------       -------------       --------------
Change in plan assets
Fair value of assets, beginning of year                           $102,483             $81,356              $86,492
Foreign currency changes                                             7,702               8,884                8,238
Actual gain/(loss) on plan assets                                   11,308              16,202             (13,299)
Employer contributions                                                 768                 809                1,654
Employee contributions                                                   -                   -                  752
Benefit payments                                                   (4,207)             (4,768)              (2,481)
                                                               ------------        ------------       --------------
Fair value of assets, end of year                                 $118,054            $102,483              $81,356
                                                               ------------        ------------       --------------
Change in projected benefits obligation
Projected benefit obligation, beginning of year                   $123,892             $99,068              $91,467
Foreign currency changes                                             9,311              10,819               10,013
Service cost                                                             -                   -                1,466
Interest cost                                                        7,643               6,216                5,581
Actuarial (gains)/losses                                            17,974              12,557                  681
Gain on curtailment                                                      -                   -              (8,411)
Employee contributions                                                   -                   -                  752
Benefit payments                                                   (4,207)             (4,768)              (2,481)
                                                               ------------        ------------       --------------
Projected benefit obligation, end of year                         $154,613            $123,892              $99,068
                                                               ------------        ------------       --------------



On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2004, 2003 and 2002 were $3.6 million, $2.5 million and $1.3million respectively.

13.  GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2004, 2003 and 2002, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

                                                                 US             UK          Corporate        Total
                                                                $000           $000            $000          $000

2004       Revenues                                           $30,403         $127,148             $-       $157,551
           Operating   income   before  other   operating
           income/(expense)                                     3,861           18,716         (6,753)        15,824
           Operating (loss)/income                              3,861           18,716         (6,753)        15,824
           Long-lived assets (A)                               19,567          143,143          3,753        166,463
           Property and equipment, net                          9,941          100,035             23        109,999
           Depreciation and amortization                        1,307            8,213             10          9,530
           Capital expenditure                                  2,066            9,023              7         11,096
           Total assets                                        25,521          169,939          4,615        200,075

2003       Revenues                                           $28,110         $104,324             $-       $132,434
           Operating income before other operating
           expense                                              2,085            9,282         (4,598)         6,769
           Operating income                                     1,914            6,127         (4,794)         3,247
           Long-lived assets (A)                               15,091          119,282          4,200        138,573
           Property and equipment, net                          9,395           92,126             26        101,547
           Depreciation & amortization                          1,896            9,431              7         11,334
           Capital expenditure                                  1,904            6,804              8          8,716
           Total assets                                        17,588          132,731          5,954        156,273

2002       Revenues                                           $24,891          $90,851             $-       $115,742
           Operating income before other expense/income
                                                                  781            7,562         (4,079)         4,264
           Operating income                                       781            7,562         (4,079)         4,264
           Long-lived assets (A)                               20,192          108,857          4,154        133,203
           Property and equipment, net                          9,611           84,928             35         94,574
           Depreciation & amortization                          1,334            6,768              6          8,108
           Capital expenditure                                    991            3,181              5          4,177
           Total assets                                        21,908          120,455          6,047        148,410


(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.

Revenues from customers (based on location of customers)

                                   2004            2003             2002
                                   $000            $000             $000
United States                    44,530          38,820           37,316
Europe                           78,277          61,110           51,551
Rest of World                    34,744          32,534           26,875
                          --------------   -------------     ------------
                               $157,551        $132,464         $115,742
                          --------------   -------------     ------------


14.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

                                           Balance as of      Exchange       Charged to     Accounts     Balance as
                                           beginning of      Adjustment      operations    written off    of end of
                                              period                                                       period
                                               $000             $000            $000          $000          $000

Allowance for uncollectible accounts
deducted from trade debtors
December 31, 2004                               561              15             (94)          (227)          255
December 31, 2003                               287              29             250            (5)           561
December 31, 2002                               164              17             294           (188)          287


15.  OTHER RELATED PARTY TRANSACTIONS

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($406,403), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($84,476) per year from the (pound)66,000 ($126,713) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($412,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2004 is (pound)363,000 ($697,000 at year-end foreign exchange rates).

Julian Griffiths, a former director of LSR and current Director of Operations of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($101,403), which is due on March 28, 2007; bears interest at the rate of 5% per annum; and is secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was totally repaid during 2003.

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2004 and December 31, 2003.


Year ended December 31, 2004                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                       $37,236            $38,315            $40,855            $41,145
Cost of sales                                 (29,435)           (28,111)           (29,674)           (29,841)
                                      --------------------------------------------------------------------------
Gross profit                                     7,801             10,204             11,181             11,304
Selling and administrative expenses            (5,485)            (6,201)            (6,659)            (6,321)
Other operating (expense)/income                     -                  -                  -                  -
                                      --------------------------------------------------------------------------
Operating income                                 2,316              4,003              4,522              4,983
Interest income                                     14                 14                 13                 73
Interest expense                               (1,576)            (1,593)            (1,689)            (1,777)
Other  income/(expense)                          1,355              (625)              (105)              2,265
                                      --------------------------------------------------------------------------
Income/(Loss) before taxes                       2,109              1,799              2,741              5,544
Income tax (expense)/benefit                     (716)              (597)              (945)              7,659
                                      --------------------------------------------------------------------------
Net income                                      $1,393             $1,202             $1,796            $13,203
                                      --------------------------------------------------------------------------

Earnings per share                               $0.12              $0.10              $0.15              $1.07

                                                                    Quarter Ended
Year ended December 31, 2003                  March 31            June 30           September 30       December 31
                                                  $000               $000               $000             $000


Revenues                                       $31,901            $32,663            $32,723            $35,147
Cost of sales                                 (25,373)           (25,442)           (26,164)           (27,819)
                                      --------------------------------------------------------------------------
Gross profit                                     6,528              7,221              6,559              7,328
Selling and administrative costs               (4,921)            (5,395)            (5,189)            (5,362)
Other operating(expense)/income                      -              (132)                387            (3,777)
                                      --------------------------------------------------------------------------
Operating income/(loss)                          1,607              1,694              1,757            (1,811)
Interest income                                     16                 23                 10                 45
Interest expense                               (1,708)            (1,444)            (1,464)            (1,468)
Other (expense)/income                           (450)              2,179                308              3,325
                                      --------------------------------------------------------------------------
(Loss)/income before taxes                       (535)              2,452                611                 91
Income tax benefit/(expense)                       177              (592)              (215)              1,739
                                      --------------------------------------------------------------------------
Net (loss)/income                               $(358)             $1,860               $396             $1,830
                                      --------------------------------------------------------------------------

(Loss)/earnings per share                      $(0.03)              $0.16              $0.03              $0.15



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9(a)  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer (the CEO) and Principal Financial Officer (the CFO) have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in the other factors that significantly affect those controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name                   Age    Office Held

Andrew Baker           56     Director
                              Chairman of the Board and Chief Executive Officer
Gabor Balthazar        63     Director
Brian Cass             57     Director, Managing Director/President
Afonso Junqueiras      48     Director
Richard Michaelson     53     Chief Financial Officer & Secretary
Yaya Sesay             62     Director

(a)      Identification of Directors and Executive Officers

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

(b)      Code of Ethics

The Company has adopted a Senior Officer and Financial Personnel Code of Ethics. A copy of such Code of Ethics is filed as Exhibit 14 in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months ended December 31, 2004 and 2003 the aggregate compensation of the Executive Officers and key employees as a group, paid or accrued, was $3,322,247 and $1,584,541 respectively.

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

Under the management services contract FHP is paid an annual fee of (pound)300,000. Mr. Baker receives health and medical insurance benefits from the company. He is also entitled to a non-pensionable car allowance of up to (pound)1,000 per month. Mr. Baker receives contributions to his private pension arrangements, equivalent to 33 percent of this basic annual fee. The management services contract may be terminated if either FHP or Mr. Baker is guilty of serious misconduct or is in material breach of the terms of the contract, among other reasons. In the event of termination without "cause" following a "change in control", as defined, FHP would receive a payment equal to 2.99 times this annualized fee plus an amount equal to 2.99 times all incentive compensation earned or received by FHP or Mr. Baker during the 12 months prior to termination.

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

Mr. Cass receives a gross salary of (pound)300,000 per annum. Under the service agreement, Mr. Cass is also entitled to health insurance, life insurance, personal accident insurance and medical expenses insurance. Mr. Cass receives contributions to his private pension arrangements, equivalent to 33 percent of his basic annual salary. He is also entitled to a non-pensionable car allowance of (pound)1,000 gross per month and (pound)2,000 per month as relocation allowance. Mr. Cass' service agreement also provides for payment to Mr. Cass of a bonus, at the absolute discretion of the Company's Board. In the event of termination without "cause" following a "change in control", as defined, Mr. Cass would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Cass during the 12 months prior to termination.

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

Mr. Michaelson receives an annual salary of $300,000 gross and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance and participation in the 401(k) Plan of Huntingdon Life Sciences Inc. Mr. Michaelson's service agreement also provides for the payment of a bonus to Mr. Michaelson in the absolute discretion of the Company's Board.

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

Discretionary bonus plan

The Company operates a discretionary bonus plan for executive officers and key managers based upon improvements to operating income and achievement of pre-defined targets. No bonus awards were made in respect of 2001, 2002 or 2003. In accordance with the Company performance provisions established in June 2004 by the Compensation Committee, aggregate bonus awards of $1,910,000 are expected to be paid to 31 senior employees of the Company in March 2005 as a result of the Company's achievement of specified fiscal year 2004 performance goals established by the Compensation Committee.

The following table shows the remuneration of Executive Officers and key employees in the 12 months ended December 31, 2004, 2003, and 2002:


                                               Annual Compensation                        Long Term Compensation
                                                                                                  Awards
    Name And Principal        Year       Salary         Bonus         Other Annual           Number Of Shares
         Position                                                     Compensation          Underlying Options


Andrew Baker                  2004      427,489        576,000           141,805                  55,500
Chairman and Chief            2003      327,050           -              108,918                     -
Executive Officer             2002      300,780           -              100,160                  200,000

Brian Cass                    2004      427,489        576,000           218,691                  55,500
President                     2003      327,080           -              175,843                     -
                              2002      300,780           -              160,327                  200,000

Richard Michaelson            2004      287,952        150,000           42,108                   30,303
Chief Financial Officer       2003      222,108           -              18,633                      -
and                           2002      196,923           -              11,917                   90,000
Secretary


Julian Griffiths              2004      266,667        137,408           70,638                   27,750
Director of Operations        2003      204,425           -              44,692                      -
of Huntingdon                 2002      187,988           -              54,547                   60,000

Frank Bonner                  2004         -              -                 -                        -
Former Director of            2003      141,945           -              13,817                      -
Science &
Technology of Huntingdon      2002      221,073           -              20,053                   35,000


Note - the bonuses were paid in March 2005

Messrs. Baker, Bonner, Cass and Griffiths are paid in UK pounds sterling. The amounts have been converted at the rate of 2004: $1.8321, 2003: $1.6354, and 2002: $1.5039, to (pound)1.00 for the purposes of the above table.

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

The flexible terms of the LSR 2001 Equity Incentive Plan are intended to, among other things, permit the Compensation Committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of any award if performance objectives are not met or linking the time of exercisability or settlement of an award to the attainment of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the United States Internal Revenue Code such performance objectives shall be based solely on (i) annual return on capital; (ii) annual earnings or earnings per share; (iii) annual cash flow provided by operations; (iv) changes in annual revenues; (v) stock price; and/or
(vi) strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

LSR's Compensation Committee, which will administer the 2001 LSR Equity Incentive Plan, will have the authority, among other things, to: (i) select the directors, officers and other employees and independent contractors entitled to receive awards under the 2001 LSR Equity Incentive Plan; (ii) determine the form of awards, or combinations of awards, and whether such awards are to operate on a tandem basis or in conjunction with other awards; (iii) determine the number of shares of LSR Voting Common Stock or units or rights covered by an award; and
(iv) determine the terms and conditions of any awards granted under the 2001 LSR Equity Incentive Plan, including any restrictions or limitations on transfer, any vesting schedules or the acceleration of vesting schedules, any forfeiture provision or waiver of the same and including any terms and conditions necessary or desirable to ensure the optimal tax result for participating personnel and the Company including by way of example to ensure that there is no tax on the grant of the rights and that such tax only arises on the exercise of rights or otherwise when the LSR Voting Common Stock unconditionally vests and is at the disposal of such participating personnel. The exercise price at which shares of LSR Voting Common Stock may be purchased pursuant to the grant of stock options under the 2001 LSR Equity Incentive Plan is to be determined by the option committee at the time of grant in its discretion, which discretion includes the ability to set an exercise price that is below the fair market value of the shares of LSR Voting Common Stock covered by such grant at the time of grant.

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

All such options have ten-year terms; 50% of the shares subject to grant are immediately exercisable with the remaining 50% exercisable one year after the grant date (meaning all such options, fully vested as of March 1, 2003); and all have an exercise price of $1.50 per share, the price at which the Company sold shares of Common Stock in the Private Placement. Options to purchase an aggregate of 1,188,000 shares of LSR Common Stock (including those specified above) were granted in the two years 2002 and 2003 to employees and directors, on the terms set forth above, are listed below:

Date of Grant              Numbers Granted              Exercise Price
-------------              ---------------              --------------
March 1, 2002                    1,142,000                   $1.50
September 3, 2002                   20,000                   $2.40
October 21, 2002                    15,000                   $2.03
February  14, 2003                  11,000                   $1.80

In 2004, in addition to the options granted under the 2004 LTIP referred to below, options to purchase an aggregate of 67,100 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, on the terms set forth in the previous paragraph, are listed below.

Date of Grant              Numbers Granted              Exercise Price
-------------              ---------------              --------------
April 12, 2004                       37,100                  $1.85
October 28, 2004                     17,400                  $7.70
December 15, 2004                    12,600                  $9.52

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO and Secretary, and 27,750 of such options were granted to Julian Griffiths, the Company's UK Director of Operations. The exercise price of all such granted options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2004, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                               Shares        Wtd Avg. Ex Price      Number of securities remaining
                                               (000)                                 available for future issuance
Outstanding - December 31, 2003                1,188               $1.52
Granted                                         430                $3.54
Lapsed                                         (105)               $1.78
Exercised                                       127                $1.51
                                             -----------     ------------------    ----------------------------------
Outstanding - December 31, 2004                1,386               $2.13                        814,000
                                             -----------     ------------------    ----------------------------------
Exercisable at end of year                      996
Weighted average fair value per
option granted in 2004 was                     $3.44


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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

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

On July 25, 2002, 100,000 warrants were issued at the deemed market price on the day of $1.50 (the same price at which the Private Placement had been completed). On October 15, 2003, 100,000 warrants were issued; 75,000 of which were at an exercise price of $2.50, the market price on the day, and 25,000 of which were issued at an exercise price of $5.00 per share. On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. In all three cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

A summary of warrants outstanding at December 31, 2004 is as follows:

                       Warrants         Exercise price      Expiration Date
October 9, 2001         550,000             $1.50           October 9, 2011
June 11, 2002           410,914             $1.50           June 11, 2012
October 24, 2003        100,000             $2.05           October 24, 2013

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2005, certain information regarding the beneficial ownership of the shares of LSR common stock, by (a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Common Stock (none other than Mr. Baker and Mr. Cass, who are each a Director and Executive Officer of LSR); (b) each Director or Executive Officer of LSR or principal subsidiary; and (c) all Directors and Executive Officers as a group.

Name                                               Number of Shares              Percent of Outstanding Shares

Andrew Baker                                              2,311,060  (1)                     17.9%
Gabor Balthazar                                              20,000  (2)                       *
Brian Cass                                                  620,000  (3)                     5.1%

Afonso Junqueiras                                                --                           --
Richard Michaelson                                          330,390  (4)                     2.6%
Yaya Sesay                                                       --                           --
All Directors and Executive Officers
as a Group                                                3,281,450                          24.8%

* Signifies less than 1%. All percentages calculated on the basis of 12,441,281 outstanding shares of Voting Common Stock outstanding at December 31, 2004. Shares subject to issuance upon presently exercisable options or Warrants
   are  included  in  the  number  of  outstanding   shares  for  purposes  of
   calculating that holder's percentage interest, as well as the aggregate percentage interest of all directors and Executive Officers as a group.

(1) Includes presently exercisable options to purchase 200,000 shares and presently exercisable warrants to purchase 410,914 shares. 1,604,001 of such shares are beneficially owned by Focused Healthcare Partners Ltd, a Bahamas corporation that is controlled by Mr. Baker. 490,914 of such shares (including the 410,914 shares subject to presently exercisable warrants noted above) are beneficially owned by Focused Healthcare Partners LLC, a New Jersey limited liability company that is controlled by Mr. Baker.

(2)  Includes presently exercisable options to purchase 20,000 shares

(3)  Includes presently exercisable options to purchase 200,000 shares

(4)  Includes presently exercisable options to purchase 90,000 shares


From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 24, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) A $2,910,800 ((pound)2,000,000) facility was made available to the Company on September 25, 2000 by the Company's Chairman and CEO, Mr. Baker. This had been drawn down in full. The loan was repayable on demand, although it was subordinate to the bank loan, it was unsecured and interest was payable monthly at a rate of 10% per annum. By Amendment No. 2 to that loan facility, dated March 20, 2001, FHP became party to the loan and $550,000 of the amount loaned was transferred to FHP. On March 28, 2002 $2.1 million of Mr. Baker's loan was converted into 1,400,000 shares of LSR Voting Common Stock and $300,000 of FHP's loan was converted into 200,000 shares of LSR Voting Common Stock. The remaining principal amounts were repaid in full to Mr. Baker and FHP, respectively, in 2002.

(2) On January 20, 2001 the Company's bank loan was refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party at the time, and the other two banks that were part of the original loan syndicate. That loan was transferred to an unrelated third party effective February 11, 2002. The loan is now repayable on June 30, 2006 and interest is payable in quarterly breaks at a rate of "LIBOR" plus 1.75% per annum. The loan is secured by guarantees from LSR, Inc., LSR Ltd, Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc., collateralized by all the assets of those companies.

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

(4) In October 2001 the Company issued to Stephen Group Inc., warrants to purchase up to 704,425 shares of Common Voting Stock at a purchase price of $1.50 per share. These warrants arose out of the refinancing of the bank loan by the Stephens Group Inc. in January 2001. These warrants were subsequently transferred to an unrelated third party. These warrants are exercisable at any time and will expire on October 9, 2011. 154,425 of such warrants were exercised in 2004.

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

(5) Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($406,403), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($84,476) per year from the (pound)66,000 ($126,713) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($412,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2004 is (pound)363,000 ($697,000 at year-end foreign exchange rates).

(6) Julian Griffiths, a former director of LSR and current Director of Operations of Huntingdon, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($101,403), which was due on March 28, 2007; bears interest at the rate of 5% per annum; and was secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was fully repaid during 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by Hugh Scott PC for the audit of the Company's annual financial statements for the year ended December 31, 2004 and for review of financial statements included in Form 10-Q Filings for 2004 were $377,364, (2003 $107,147).

The aggregate fees billed for professional services rendered by Deloitte & Touche for the audit of the Company's annual financial statements for the year ended December 31, 2002 were $295,000.

Audit Related Fees

There were no fees billed for assurance and related services by the Company's principal accountant in either 2004, 2003 or 2002.

Tax Fees

Fees billed for tax compliance, tax advice and tax planning by the Company's principal accountant in 2004, 2003, and 2002 was $27,176, $10,155, and $0
respectively.

All Other Fees

The fees billed for services other than those reported above by the Company's principal accountant in 2004 were $36,229 (2003 $NIL). These services were for work on Sarbanes Oxley and other miscellaneous accounting research.

The aggregate fees billed for services other than those reported above by Deloitte & Touche in 2002 were $92,000. Such services included $72,000 in services provided in connection with the Company's registration statement on Forms S-4 regarding LSR's acquisition of Huntingdon. The remainder of non-audit fees primarily related to foreign payroll consultation.

The Audit Committee has established a pre-approval process to review and pre-approve all non-audit fees and services of the principal accountants that are not `de minimis' (defined as amounts greater than 5% of the principal accountant's audit fees). There were no such fees to be approved in 2004 or 2003.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.      List of documents filed as part of this report

2.      Index to Financial Statements
        Life Sciences Research, Inc.

        Independent Auditors' Report

        Consolidated Statements of Operations- Years ended
        December 31, 2004, 2003, and 2002

        Consolidated Balance Sheets - December 31, 2004 and 2003

        Consolidated Statements of Changes in Shareholders' (Deficit)/Equity and Comprehensive Income/(Loss) Years ended December 31, 2004, 2003, and 2002

        Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003, and 2002

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

10.2 An agreement dated August 7, 1998 between, inter alia, HLS, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and National Westminster Bank PLC replacing the facilities agreement dated November 1995. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

14   Code of Ethics - FILED HEREWITH

21.1 Subsidiaries - FILED HEREWITH

31.1 Certification of Chief Executive Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

31.2 Certification of Chief Financial Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

99.1 Press Release dated March 7, 2005, announcing fourth quarter and full year 2004 results. INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2005.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Life Sciences Research Inc.
                                  (Registrant)



By:      /s/ Andrew Baker
Name:    Andrew Baker
Title:   Chairman and Chief Executive Officer
         and Director - Principal Executive Officer
Date:    March 30, 2005


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO & Secretary - Principal Financial and Accounting Officer
Date:    March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title              Date

/s/ Gabor Balthazar          Director           March 30, 2005
Gabor Balthazar

/s/ Brian Cass               Director           March 30, 2005
Brian Cass

/s/ Afonso Junqueiras        Director           March 30, 2005
Afonso Junqueiras

/s/ Yaya Sesay               Director           March 30, 2005
Yaya Sesay