Form 10-Q
period 2005-03-31
LIFE SCIENCES RESEARCH INC
filed 2005-05-05
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period: March 31, 2005

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

            12,523,301 Voting Common Stock of $0.01 as of May 3, 2005



--------------------------------------------------------------------------------
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I          FINANCIAL INFORMATION                                                               Page
                Item 1      Financial Statements (Unaudited).
                            Condensed Consolidated Statements of Operations for the three
                            months ended March 31, 2005 and 2004.                                      3

                            Condensed Consolidated Balance Sheets at March 31, 2005 and
                            December 31, 2004.                                                         4

                            Condensed Consolidated Statements of Cash Flows for the three
                            months ended March 31, 2005 and 2004.                                      5

                            Notes to Condensed Consolidated Financial Statements.                   6 -9

                Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.                                                 10-15

                Item 3      Quantitative and Qualitative Disclosures about Market Risk.               16

                Item 4      Controls and Procedures                                                   16

 PART II        OTHER INFORMATION

                Item 6       Exhibits                                                                 17

                Signature                                                                             17

                Certifications                                                                     18-21



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Unaudited

                                                                    Three months ended
                                                                         March 31
(Dollars in thousands, except per share data)                         2005                   2004

Net revenues                                                       $43,294                $37,236
Cost of revenues                                                  (31,082)               (29,435)
                                                                                   ---------------
                                                          -----------------
Gross profit                                                        12,212                  7,801
Selling, general and administrative expenses                       (7,012)                (5,485)
                                                          -----------------        ---------------
Operating income                                                     5,200                  2,316
Interest income                                                         23                     14
Interest expense                                                   (1,783)                (1,576)
Other (expense)/income                                               (732)                  1,355
                                                                                   ---------------
                                                          -----------------
Income before income taxes                                           2,708                  2,109
Income tax expense                                                   (184)                  (716)
                                                                                   ---------------
                                                          -----------------
Net income                                                          $2,524                 $1,393
                                                          -----------------        ---------------
                                                          -----------------        ---------------


Income per common share
- Basic                                                              $0.20                  $0.12
- Diluted                                                            $0.17                  $0.11

Weighted average common shares outstanding
- Basic     (000's)                                                 12,454                 12,040
- Diluted  (000's)                                                  14,500                 12,241



See Notes to Condensed Consolidated Financial Statements.


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                           March 31,           December 31,
                                                                             2005                   2004
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $29,899                $33,341
Accounts receivable, net of allowance of $289 and $259 in
    2005 and 2004 respectively                                             26,750                 27,841
Unbilled receivables                                                       10,727                 11,516
Inventories                                                                 1,981                  2,024
Prepaid expenses and other current assets                                   4,214                  2,929
                                                                  ----------------       ----------------
Total current assets                                                       73,571                 77,651

Property and equipment, net                                               109,278                109,999
Goodwill                                                                      885                    901
Unamortized Capital Bonds issue costs                                         217                    271
Deferred income taxes                                                      10,932                 11,253
                                                                  ----------------       ----------------
Total assets                                                             $194,883               $200,075
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $13,052                $13,547
Accrued payroll and other benefits                                          4,251                  4,024
Accrued expenses and other liabilities                                     18,141                 19,987
Short term debt                                                               258                    719
Fees invoiced in advance                                                   33,208                 37,574
                                                                   ---------------       ----------------
Total current liabilities                                                 $68,910                $75,851

Long-term debt                                                             88,555                 89,685
Pension liabilities                                                        36,032                 36,603
                                                                   ---------------       ----------------
Total liabilities                                                        $193,497               $202,139
                                                                   ---------------       ----------------

Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at March 31, 2005: 12,488,639 (December
31, 2004: 12,441,281)                                                         125                    125
Paid in capital                                                            75,744                 75,671
Less: Promissory notes for the issuance of common stock                     (410)                  (697)
Accumulated comprehensive loss                                           (34,158)               (34,724)
Accumulated deficit                                                      (39,915)               (42,439)
                                                                   ---------------       ----------------
Total stockholders' equity /(deficit)                                       1,386                (2,064)
                                                                   ---------------       ----------------
Total liabilities and stockholders' equity /(deficit)                    $194,883               $200,075
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements.



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                        Three months ended March 31
(Dollars in thousands)                                                        2005                  2004
Cash flows from operating activities:
Net income                                                                  $2,524                $1,393

Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                                2,349                 2,346
Foreign exchange loss/(gain) on Capital Bonds                                  732               (1,355)
Deferred income taxes                                                          184                   716
Provision for losses on accounts receivable                                     30                    40
Amortization of warrants                                                        86                    57
Amortization of Capital Bonds issue costs                                       50                    46

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses                (87)               (4,784)
Inventories                                                                     12                   200
Accounts payable, accrued expenses and other liabilities                   (1,505)                 (198)
Fees invoiced in advance                                                   (3,798)                 3,011
                                                                   ----------------      ----------------
Net cash provided by operating activities                                     $577                $1,472
                                                                   ----------------      ----------------

Cash flows used in investing activities:
Purchase of property and equipment                                         (3,209)               (2,309)
                                                                   ----------------      ----------------
Net cash used in investing activities                                     $(3,209)              $(2,309)
                                                                   ----------------      ----------------

Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                     360                    18
Repayments of short term borrowings                                          (560)                 (484)
                                                                   ----------------      ----------------
Net cash used in financing activities                                       $(200)                $(466)
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                 (610)                 (545)
                                                                   ----------------      ----------------
Decrease in cash and cash equivalents                                      (3,442)               (1,848)
Cash and cash equivalents at beginning of period                            33,341                17,271
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $29,899               $15,423
                                                                   ----------------      ----------------
Supplementary disclosures

Interest paid in the quarter                                               $2,444                 $2,307


See Notes to Condensed Consolidated Financial Statements.


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                    Unaudited

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

Organization

LSR, incorporated in Maryland on July 19, 2001, was formed specifically for the purpose of acquiring Life Sciences Research Ltd (LSR Ltd) formerly Huntingdon Life Sciences Group plc ("Huntingdon"), which has been in business since 1952. The Offer was declared unconditional on January 10, 2002, and LSR completed the purchase of all outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR (the "Exchange Offer").

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

LSR's executive office is based at the Princeton Research Center in New Jersey.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                    Unaudited


2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2004, 2003 and 2002 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

ii)      Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date.

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

ii)      Stock-Based Compensation (Cont'd)

No compensation cost is recorded for options granted under the Company's plan since all options granted are issued with an exercise price equal to the market value of the underlying common stock on the date of grant, and employees must pay for these stock issuances. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

                                                                                  Three months ended
                                                                                       March 31
                                                                                  2005            2004
(Dollars in thousands, except per share data)
Net Income, as reported                                                         $2,524            $1,393

Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects                $(91)               $-

                                                                            ----------------- --------------
Pro forma net income                                                            $2,433            $1,393
                                                                            ----------------- --------------

Earnings per share:
Basic - as reported                                                             $0.20             $0.12
Basic - pro forma                                                               $0.20             $0.12
Diluted - as reported                                                           $0.17             $0.11
Diluted - pro forma                                                             $0.17             $0.11


There were no stock options granted during the three months ended March 31, 2005 or 2004. The HLS options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                                                                3 Months ended March 31
                                                                                  2005            2004
Dividend yield                                                                     0%              0%
Volatility                                                                        135%            135%
Risk-free interest rate                                                          4.63%            4.63%
Expected term of options (in years)                                             10 years        10 years


3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three month periods ended March 31, 2005 and March 31, 2004 is as follows:

                                                     Three months ended
                                                          March 31
                                                     2005              2004
(Dollars in thousands)
Net revenues
                          UK                        $34,594          $30,175
                          US
                                                      8,700            7,061
                          Corporate                       -                -
                                             ---------------    ----------------
                                                    $43,294          $37,236
                                             ===============    ================
Operating income
                          UK                         $5,905           $3,057
                          US
                                                      1,078              398
                          Corporate                 (1,783)           (1,139)
                                             ---------------    ----------------
                                                     $5,200           $2,316
                                             ===============    ================

4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $287,000 was repaid to the end of March 2005.


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

     Management is ratably accruing, as compensation expense, an amount equal to the currently estimated cash bonus over the performance period. Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      RESULTS OF OPERATIONS

a) Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Net revenues for the three months ended March 31 2005 were $43.3 million, an increase of 16.3% on net revenues of $37.2 million for the three months ended March 31, 2004. Excluding the effect of exchange rate movements, the increase was 13.6%. UK net revenues increased by 14.6%; at constant exchange rates the increase was 11.4%. In the US, net revenues increased by 23.2%. This growth in revenues reflects the increase in orders and, consequently, backlog over the last year. This growth has been particularly strong from the pharmaceutical industry, but has been partly offset by a decline in non-pharmaceutical business.

Cost of revenues for the three months ended March 31, 2005 were $31.1 million, an increase of 5.6% on cost of revenues of $29.4 million for the three months ended March 31, 2004. Excluding the effects of exchange rate movements, the increase was 3.2%. UK cost of revenues increased by 3.4%; at constant exchange rates there was a increase of 0.5%. This low increase in costs compared to the increase in revenues reflects the consolidation of duplicate facilities in response to changes in the market announced in the fourth quarter of 2003 and implemented at the end of the first quarter of 2004. US cost of revenues increased by 14.5% reflecting the growth in revenues.

Selling,  general  and  administrative  expenses  (SG&A)  rose by  27.8% to $7.0 million for the three months ended March 31, 2005 from $5.5 million in the corresponding period in 2004. Excluding the effects of exchange rate movements, the increase was 25.5%. The increase was mainly due to increased costs for headquarters salary and bonuses, higher insurance costs, some increased administrative expenses, and certain expenses which are now classified into SG&A.

Net interest expense for the three months ended March 31, 2005 was $1.8 million, which was $0.2 million higher than the net interest expense for the three months ended March 31, 2004. Excluding the effects of exchange rate movements, the increase was mainly due to an increase in LIBOR and costs associated with foreign currency hedging.

Other expense in the three months ended March 31, 2005 was $0.7 million which relates to the non-cash foreign exchange re-measurement loss which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling. In the three months ended March 31, 2004, other income of $1.4 million related to the non-cash foreign exchange re-measurement gain that arose on the Convertible Capital Bonds, with the weakening of the dollar against sterling.

The income tax expense on income for the three months ended March 31, 2005 was $0.2 million, which was primarily a non-cash charge due to the company's operating loss carry forwards. The income tax expense for the three months ended March 31, 2004 was $0.7 million. The expense for the three months ended March 31, 2005 has been reduced by $1.1 million in respect of research and development tax credits in the UK. The gross net operating losses in the US are $12.8 million at March 31, 2005; with gross net operating losses in the UK of $63.9 million.

The overall net income for the three months ended March 31, 2005 was $2.5 million compared to $1.4 million for the three months ended March 31, 2004. The increase in the net income of $1.1 million is due to an increase in operating income of $2.9 million; offset by an increase in non-cash foreign exchange re-measurement loss of $2.1 million, an increase in interest expenses of $0.2 million and an decrease in the income tax expense of $0.5 million.

Basic income per common share was 20 cents, compared to 12 cents in the same period last year, on the weighted average common shares outstanding of 12,453,633 (2004: 12,039,874). Diluted income per diluted share was 17 cents, compared to 11 cents in the same period last year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $7.5 million for the first quarter of 2005, or 17.4% of revenues, compared with $4.7 million, or 12.5% of revenues for the same period in the prior year.

The Company believes that EBITDA information, which for this Company excludes other income/(expense), enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while securities analysts, lenders and others in their evaluation of companies frequently use EBITDA, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income tax, depreciation and amortization, and other income/(expense), EBITDA provides an indicator of general economic performance that is not affected by changes in debt levels, fluctuations in interest rates or effective tax rates, levels of depreciation and amortization, or exchange rate movements on the Capital Bonds. Management believes this type of measurement is useful for comparing general operating performance from period to period and making certain management decisions. Nevertheless, management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation, amortization and other income/(expense).

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($42.7 million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It is now repayable on June 30, 2006 and interest is payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan is held by Life Sciences Research Ltd (LSR Ltd.), and is secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable on September 25, 2006. At the time of the issue in 1991, these bonds were for $50 million par and at March 31, 2005, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

Related Party Transactions

On June 11, 2002 LSR issued to Focused Healthcare Partners ("FHP"), an entity controlled by Andrew Baker, the Company's Chairman and CEO, warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of a $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker. This loan was paid in full in 2002. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $287,000 was repaid to the end of March 2005.

Cash flows

During the three months ended March 31, 2005, funds used were $3.4 million, reducing cash and cash equivalents from $33.3 million at December 31, 2004 to $29.9 million at March 31, 2005.

Net days sales outstanding ("DSOs") at March 31, 2005 were 9 days, an increase from the 4 days at December 31, 2004 (14 days at March 31, 2004). DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 1 day to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $484,000.

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

Exchange rate fluctuations and exchange controls

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 7% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars. Such fluctuations also have an impact on the translation of the 7.5% Convertible Capital Bonds payable in September 2006.

The Company has debt denominated in both USD and GBP, each of which have repayment dates in 2006. Whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates, no decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. In February 2005 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.0 million and the put amount was $30.0 million.

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

Exchange rates for translating sterling into US dollars were as follows:

             At December 31         At March 31         3 months to March 31
                                                          Average rate (1)
   2003          1.7857                1.5807                  1.6031
   2004          1.9199                1.8378                  1.8365
   2005             -                  1.8896                  1.8909

(1) Based on the average of the exchange rates on each day of each month during the period.

On May 3, 2005 the noon buying rate for sterling was (pound)1.00 = $1.891.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2005:

                                                             Expected Maturity Date
                                       2005     2006     2007    2008     2009  Thereafter    Total  Fair
                                                                                                     Value
(In   US   Dollars,   amounts   in thousands)
Cash            - Pound Sterling     14,091        -        -       -        -           -   14,091    14,091
                - Euro                2,743        -        -       -        -           -    2,743     2,743
                - Japanese Yen        1,876        -        -       -        -           -    1,876     1,876
Accounts
receivable      - Pound Sterling     20,156        -        -       -        -           -   20,156    20,156
                - Euro                  606        -        -       -        -           -      606       606
                - Japanese Yen        1,767                 -       -        -           -    1,767     1,767

Debt            - Pound Sterling          -   42,679        -       -        -           -   42,679    42,679
                - Japanese Yen           57        -        -       -        -           -       57        57


4.       LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

5.       FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's filings with the SEC, including its Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2004, each as filed with the Securities and Exchange Commission.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $42.7 million) credit facility is sterling denominated and does not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 6.639% per annum for the three months ended March 31, 2005. At March 31, 2005 this credit facility was fully drawn down.

In the three months ended March 31, 2005, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $107,000.

The Company has debt denominated in both USD and GBP, each of which have repayment dates in 2006. Whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates, no decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. In February 2005 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.0 million and the put amount was $30.0 million.

For the three months ended March 31, 2005, approximately 73% of the Company's net revenues were from outside the United States.

On March 31, 2005, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Hence, the Company does not take any actions to hedge against such risks. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4            CONTROLS AND PROCEDURES

As of March 31, 2005 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended March 31, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended March 31, 2005 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

           Exhibit 99.1 Press Release, dated May 4, 2005, announcing the first quarter earnings results for 2005.


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

Date:    May 4, 2005