Form 10-Q
period 2005-06-30
LIFE SCIENCES RESEARCH INC
filed 2005-08-04
CIK 1158833

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

                  For the quarterly period ended: June 30, 2005

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

          12,545,551 Voting Common Stock of $0.01 as of August 2, 2005

--------------------------------------------------------------------------------


TABLE OF CONTENTS


 PART I    FINANCIAL INFORMATION                                                               Page

           Item 1    Financial Statements (Unaudited).
                     Condensed Consolidated Statements of Operations for the three and
                     six months ended June 30, 2005 and 2004.                                   3

                     Condensed Consolidated Balance Sheets at June 30, 2005 and
                     December 31, 2004.                                                         4

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2005 and 2004.                                       5

                     Notes to Condensed Consolidated Financial Statements.                 6 - 10

           Item 2    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.                                               11 - 19

           Item 3    Quantitative and Qualitative Disclosures about Market Risk.               20

           Item 4    Controls and Procedures                                                   20

 PART II   OTHER INFORMATION

           Item 6     Exhibits                                                                 21

           Signature                                                                           21

           Certifications                                                                 22 - 25


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                     Three months ended June 30           Six months ended
                                                                                              June 30

(Dollars in thousands, except per share data)           2005            2004            2005            2004
Net revenues                                             $44,941         $38,315        $88,235         $75,551
Cost of revenues                                        (32,459)        (28,111)       (63,541)        (57,546)
                                                    -------------    ------------    -----------     -----------
Gross profit                                              12,482          10,204         24,694          18,005
Selling, general and administrative expenses             (7,074)         (6,201)       (14,086)        (11,686)
                                                    -------------    ------------    -----------     -----------
Operating income                                           5,408           4,003         10,608           6,319
Interest income                                               22              14             45              28
Interest expense                                         (1,934)         (1,593)        (3,717)         (3,169)
Other (expense)/income                                   (2,703)           (625)        (3,435)             730
                                                    -------------    ------------    -----------     -----------
Income before income taxes                                   793           1,799          3,501           3,908
Income tax expense                                       (2,455)           (597)        (2,639)         (1,313)
                                                    -------------    ------------    -----------     -----------
Net (loss)/income                                       $(1,662)          $1,202           $862          $2,595
                                                    -------------    ------------    -----------     -----------
(Loss)/income per common share
- Basic                                                  $(0.13)           $0.10          $0.07           $0.22
- Diluted                                                $(0.11)           $0.10          $0.06           $0.21

Weighted average common shares outstanding
- Basic     (000's)                                       12,521          12,050         12,487          12,045
- Diluted  (000's)                                        14,543          12,346         14,504          12,554


See Notes to Condensed Consolidated Financial Statements.



                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                            June 30,           December 31,
                                                                             2005                   2004
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $15,398                $33,341
Accounts receivable, net of allowance of $310 and $259 in
    2005 and 2004 respectively                                             27,099                 27,841
Unbilled receivables                                                       12,118                 11,516
Inventories                                                                 1,926                  2,024
Prepaid expenses and other current assets                                   8,830                  2,929
                                                                  ----------------       ----------------
Total current assets                                                       65,371                 77,651

Property and equipment, net                                               105,437                109,999
Goodwill                                                                      958                    901
Unamortized capital bonds issue costs                                         163                    271
Deferred income taxes                                                       8,167                 11,253
                                                                  ----------------       ----------------
Total assets                                                             $180,096               $200,075
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $14,429                $13,547
Accrued payroll and other benefits                                          3,145                  4,024
Accrued expenses and other liabilities                                     18,702                 19,987
Short-term debt                                                               395                    719
Fees invoiced in advance                                                   32,771                 37,574
                                                                   ---------------       ----------------
Total current liabilities                                                 $69,442                $75,851

Long-term debt                                                             75,933                 89,685
Pension liabilities                                                        34,198                 36,603
                                                                   ---------------       ----------------
Total liabilities                                                        $179,573               $202,139
                                                                   ---------------       ----------------
Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at June 30, 2005: 12,526,051 (December
31, 2004: 12,441,281)                                                         125                    125
Paid in capital                                                            75,807                 75,671
Less: Promissory notes for the issuance of common stock                     (261)                  (697)
Accumulated comprehensive loss                                           (33,571)               (34,724)
Accumulated deficit                                                      (41,577)               (42,439)
                                                                   ---------------       ----------------
Total stockholders' equity /(deficit)                                         523                (2,064)
                                                                   ---------------       ----------------
Total liabilities and stockholders' equity /(deficit)                    $180,096               $200,075
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                                Six months ended June 30
(Dollars in thousands)                                                        2005                  2004
Cash flows from operating activities:
Net income                                                                    $862                $2,595

Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                                4,815                 4,609
Foreign exchange loss/(gain) on Capital Bonds                                3,167                 (730)
Deferred income taxes                                                        2,639                 1,307
Provision for losses on accounts receivable                                     51                  (15)
Amortization of warrants                                                       173                    96
Amortization of Capital Bonds issue costs                                       93                    89

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses             (9,015)               (9,286)
Inventories                                                                   (31)                   156
Accounts payable, accrued expenses and other liabilities                     1,156                 (784)
Fees invoiced in advance                                                   (2,347)                 5,704
                                                                   ----------------      ----------------
Net cash provided by operating activities                                   $1,563                $3,741
                                                                   ----------------      ----------------

Cash flows used in investing activities:
Purchase of property and equipment                                         (6,948)               (4,640)
                                                                   ----------------      ----------------

Net cash used in investing activities                                     $(6,948)              $(4,640)
                                                                   ----------------      ----------------

Cash flows provided by financing activities:
Proceeds from issue of Voting Common Stock                                     572                    40
Proceeds from debt refinancing                                              30,000                     -
Repayments of long-term borrowings                                        (41,106)                     -
Repayments of short-term borrowings                                          (419)                 (546)
                                                                   ----------------      ----------------
Net cash used in financing activities                                    $(10,953)                $(506)
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents               (1,605)                 (731)
                                                                   ----------------      ----------------
Decrease in cash and cash equivalents                                     (17,943)               (2,136)
Cash and cash equivalents at beginning of period                            33,341                17,271
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $15,398               $15,135
                                                                   ----------------      ----------------
Supplementary disclosures

Interest paid in the period                                                $3,456                 $2,897
Taxes paid in the period
           Japan                                                                -                    139
           US                                                                  28                    101


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                    Unaudited

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

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.1 million).

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2004, 2003 and 2002 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three-month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

ii)      Stock-Based Compensation (cont'd)

No compensation cost is recorded for options granted under the Company's plan since all options granted are issued with an exercise price equal to the market value of the underlying common stock on the date of grant, and employees must pay for these stock issuances. The following table illustrates the effect on net income and earnings per share for the three and six months ended June, 30 2005 and 2004 had the Company applied the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

                                               Three months ended June 30       Six months ended June 30
                                                    2005             2004           2005           2004
(Dollars in thousands, except per share data)
Net (Loss)/Income, as reported                    $(1,662)          $1,202          $862          $2,595

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                $(148)            $(-)           (239)          $(31)

Pro forma net (loss)/income                       $(1,810)          $1,202          $623          $2,564

(Loss)/Earnings per share:

Basic - as reported                                $(0.13)          $0.10           $0.07          $0.22
Basic - pro forma                                  $(0.14)          $0.10           $0.05          $0.21
Diluted - as reported                              $(0.11)          $0.10           $0.06          $0.21
Diluted - pro forma                                $(0.12)          $0.10           $0.04          $0.20

The per share weighted average fair value of stock options granted was $7.74 and $1.82 during the three months ended June 30, 2005 and 2004 respectively, and $7.74 and $1.82 during the six months ended June 30, 2005 and 2004 respectively. The HLS options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                 3 months ended June 30          6 months ended June 30
                                  2005             2004           2005            2004
Dividend yield                     0%               0%             0%              0%
Volatility                         56%             40%             56%            40%
Risk-free interest rate           3.93%           3.72%           3.93%          3.72%
Expected term of options        10 years         10 years       10 years        10 years

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and six month periods ended June 30, 2005 and June 30, 2004 is as follows:

                                               Three months ended June 30          Six months ended
                                                                                       June 30
                                                  2005            2004           2005            2004

(Dollars in thousands)
Net revenues
                          UK                      $35,496         $30,590        $70,090         $60,756
                          US
                                                    9,445           7,725         18,145          14,795
                          Corporate                     -               -              -               -
                                               -----------     -----------    -----------     -----------
                                                                                              -----------
                                                  $44,941         $38,315        $88,235         $75,551
                                               ===========     ===========    ===========
                                                                                              ===========

Operating income
                          UK                       $5,819          $4,428        $11,726          $7,487
                          US                        1,567           1,012          2,645           1,410
                          Corporate               (1,978)         (1,437)        (3,763)         (2,578)
                                               -----------     -----------    -----------     -----------
                                                   $5,408          $4,003        $10,608          $6,319
                                               ===========     ===========    ===========     ===========


4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $436,000 was repaid to the end of June 2005.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.5 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five year period beginning the third anniversary of June 14, 2005, the closing date of the Sale/Leaseback Transaction.

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan by an unrelated third party in the aggregate principal amount of $30 million. This loan has a term date of June 14, 2006, with the right to extend the term up to an additional one-year. Alconbury intends to refinance this debt on a long term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty year leases with Alconbury for each facility, with two five-year renewal options. Base aggregate annual rent for the facilities is $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which amount will increase by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR will also pay for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist it in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.1 million).

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended June 30, 2005 compared with three months ended June 30, 2004.

Net revenues for the three months ended June 30 2005 were $44.9 million, an increase of 17.3% on net revenues of $38.3 million for the three months ended June 30, 2004. Excluding the effect of exchange rate movements, the increase was 14.9%. UK net revenues increased by 15.9%; at constant exchange rates the increase was 13.0%. This growth in revenues reflects the increase in orders and, consequently, backlog over the last year, principally from the pharmaceutical industry. Also reflected in the quarter were revenues associated with the post life phase of an unusually large number of long-term studies, much of which was subcontracted due to capacity constraints. This increased revenues for the quarter by approximately $1.2 million. In the US, net revenues increased by 22.1%. The growth in revenues in the US reflects the increase in orders from the pharmaceutical industry.

Cost of revenues for the three months ended June 30, 2005 were $32.5 million, an increase of 15.5% on cost of revenues of $28.1 million for the three months ended June 30, 2004. Excluding the effects of exchange rate movements, the increase was 13.0%. UK cost of revenues increased by 14.7%; at constant exchange rates there was a increase of 11.7%. Reflected in the quarter were costs of $0.6 million associated with subcontracting the post life phase of an abnormal number of long-term studies. US cost of revenues increased by 17.8% reflecting the growth in revenues.

Selling, general and administrative expenses (SG&A) rose by 14.1% to $7.1 million for the three months ended June 30, 2005 from $6.2 million in the corresponding period in 2004. Excluding the effects of exchange rate movements, the increase was 11.7%. The increase was mainly due to increased costs for headquarters salary and bonuses, higher insurance costs, and some increased selling and administrative salary costs.

Net interest expense for the three months ended June 30, 2005 was $1.9 million, which was $0.3 million higher than the net interest expense for the three months ended June 30, 2004. Excluding the effects of exchange rate movements, the increase was mainly due to an increase in LIBOR and costs associated with foreign currency hedging.

Other expense in the three months ended June 30, 2005 was $2.7 million reflecting a non-cash foreign exchange re-measurement loss of $2.4 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling and finance arrangement fees of $0.3 million. In the three months ended June 30, 2004, other expense of $0.6 million related to the non-cash foreign exchange re-measurement loss that arose on the Convertible Capital Bonds, with the strengthening of the dollar against sterling.

The income tax expense on income for the three months ended June 30, 2005 was $2.5 million. This expense includes $2.4 million in respect of the tax liability on the sale of the Company's US facility. The income tax expense for the three months ended June 30, 2004, was $0.6 million. Net operating losses in the US are $6.5 million at June 30, 2005; with net operating losses in the UK of $59.3 million.

The overall net loss for the three months ended June 30, 2005 was $1.7 million compared to $1.2 million net income for the three months ended June 30, 2004. The decrease in the net income of $2.9 million is due to an increase in operating income of $1.4 million; offset by an increase in non-cash foreign exchange re-measurement loss of $2.1 million, an increase in interest expenses of $0.3 million and an increase in the income tax expense of $1.9 million.

Basic loss per common share was 13 cents, compared to 10 cents income in the same period last year, on the weighted average common shares outstanding of 12,520,880 (2004: 12,049,534). Diluted loss per diluted share was 11 cents, compared to 10 cents income in the same period last year.

Excluding the Other Expense items described above related to non-cash foreign exchange losses, and related tax effect, and the transaction related tax charges net income for the quarter ended June 30, 2005 was $3.0 million, or $0.21 per fully diluted share, compared with $1.7 million or $0.14 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $7.9 million for the second quarter of 2005, or 17.5% of revenues, compared with $6.3 million, or 16.4% of revenues for the same period in the prior year.

This Quarterly Report on Form 10-Q contains non-GAAP financial measures, including EBITDA and non-GAAP earnings per share which exclude, among other items, gains or losses associated with the non-cash foreign exchange remeasurement loss pertaining to the Company's Convertible Capital Bonds and one time charges. We exclude these items from the non-GAAP financial measures because they are outside our normal operations. We believe that the inclusion of non-GAAP financial measures in this Quarterly Report on Form 10-Q helps investors to gain a meaningful understanding of our core operating results and future prospects, and is consistent with how management measures and forecasts the Company's performance and debt service capabilities, especially when comparing such results to prior periods or forecasts. Non-GAAP results also allow investors to compare the Company's operations against the financial results of other companies in the industry who similarly provide non-GAAP results. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP. Reconciliations of the non-GAAP financial measures used in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures are set forth in the text of this Quarterly Report on Form 10-Q and other public filings, and can also be found on the Company's website at www.lsrinc.net.

b)   Six months ended June 30 2005 compared with six months ended June 30, 2004

Net revenues for the six months ended June 30, 2005 were $88.2 million, an increase of 16.8% on net revenues of $75.6 million for the six months ended June 30, 2004. Excluding the effect of exchange rate movements, the increase was 14.3%. UK net revenues increased by 15.3%; at constant exchange rates the increase was 12.2%. This growth in revenues reflects the increase in orders and, consequently, backlog over the last year, principally from the pharmaceutical industry. Also reflected in the six months were revenues associated with the post life phase of an unusually large number of long-term studies, much of which was subcontracted due to capacity constraints. This increased revenues for the six months by approximately $1.5 million. In the US, net revenues increased by 22.6%. The growth in revenues in the US reflects the increase in orders from the pharmaceutical industry.

Cost of revenues for the six months ended June 30, 2005 were $63.5 million, an increase of 10.4 % on cost of revenue of $57.5 million for the six months ended June 30, 2004. Excluding the effects of exchange rate movements, the increase was 8.0%. UK cost of revenues increased by 16.1%; at constant exchange rates the increase was 6.0%. Reflected in the six months were costs of $0.7 million associated with subcontracting the post life phase of an abnormal number of long-term studies. US cost of revenues increased by 16.1% reflecting the growth in revenues.

Selling, general and administrative expenses (SG&A) rose by 20.5% to $14.1 million for the six months ended June 30, 2005 from $11.7 million in the corresponding period in 2004. Excluding the effects of exchange rate movements, the increase was 18.2%. This increase was mainly due to increased costs for headquarters salary and bonuses, higher insurance costs, and some increased selling and administrative salary costs.

Net interest expense for the six months ended June 30, 2005 was $3.7 million, which was $0.6 million higher than the net interest expense for the six months ended June 30, 2004. Excluding the effects of exchange rate movements, the increase was mainly due to an increase in LIBOR and the costs associated with foreign currency hedging.

Other expense in the six months ended June 30, 2005 was $3.4 million reflecting a non-cash foreign exchange remeasurement loss of $3.1 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds in UK sterling), with the strengthening of the dollar against sterling and finance arrangement fees of $0.3 million. In the six months ended June 30, 2004, other income of $0.7 million related to the non-cash foreign exchange remeasurement gain that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling.

The income tax expense on income for the six months ended June 30, 2005 was $2.6 million. This expense includes $2.4 million in respect of the tax liability on the sale of the Company's US facility. The income tax expense for the six months ended June 30, 2004 was $1.3 million.

The overall net income for the six months ended June 30, 2005 was $0.9 million compared to $2.6 million for the six months ended June 30, 2004. The decrease in the net income of $1.7 million is due to an increase in the operating income of $4.3 million; offset by a decrease in non-cash foreign exchange remeasurement loss of $4.1 million, an increase in interest expense of $0.6 million, and an increase in the income tax expense of $1.3 million.

Basic income per common share was 7 cents, compared to 22 cents last year on the weighted average common shares outstanding of 12,487,442 (2004: 12,044,704). Diluted income per diluted share was 6 cents, compared to 21 cents for the same period in the prior year.

Excluding the Other Expense items described above related to non-cash foreign exchange losses, and related tax effect, and the transaction related tax charges net income for the first six months of 2005 was $6.2 million or $0.43 per fully diluted share, compared with $2.0 million or $0.16 per fully diluted share for the same period in the prior year.

EBITDA for the six months ended June 30, 2005 was $15.4 million, or 17.5% of revenues, compared with $10.9 million or 14.5% of revenues for the same period in 2004.

2.       LIQUIDITY & CAPITAL RESOURCES

Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($41.1million approximately), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by Life Sciences Research Ltd (LSR Ltd.), and was secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

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

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.5 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal instalments in each year of the five year period beginning the third anniversary of June 14, 2005, the closing date of the Sale/Leaseback Transaction.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty year leases with Alconbury for each facility, with two five-year renewal options. Base aggregate annual rent for the facilities is $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which amount will increase by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR will also pay for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.3 million).

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan by an unrelated third party in the aggregate principal amount of $30 million. This loan has a term date of June 14, 2006, with the right to extend the term up to an additional one-year. Alconbury intends to refinance this debt on a long term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable on September 25, 2006. At the time of the issue in 1991, these bonds were for $50 million par and at June 30, 2005, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,395,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

On June 14, 2005, the Company completed the Sale/Leaseback Transaction with Alconbury, a company formed by Mr Baker, LSR's Chairman and CEO. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.5 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal instalments in each year of the five year period beginning the third anniversary of June 14, 2005, the closing date of the Sale/Leaseback Transaction.

Alconbury has received an interest free loan of $250,000, which has been included in accrued expenses and other liabilities, from Andrew Baker, LSR's Chairman and CEO.

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $436,000 was repaid to the end of June 2005.

Cash flows

During the three months ended June 30, 2005, funds used were $14.5 million, reducing cash and cash equivalents from $29.9 million at March 31, 2005 to $15.4 million at June 30, 2005.

In the six months to June 30, 2005 funds used were $17.9 million, reducing cash and cash equivalents from $33.3 million in December 31, 2004 to $15.4 million at June 30, 2005.

Net days sales outstanding ("DSOs") at June 30, 2005 were 13 days, an increase from the 9 days at March 31, 2005, and 4 days at December 31, 2004 (19 days at June 30, 2004). DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 1 day to 47 days so they are currently at a relatively low level. The impact on liquidity from a one-day change in DSO is approximately $495,000.

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

Consolidation of Alconbury

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

Exchange rate fluctuations and exchange controls

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 6% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars. Such fluctuations also have an impact on the translation of the 7.5% Convertible Capital Bonds payable in September 2006.

     The Company has debt denominated in USD, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. No decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. In April 2005 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.0 million and the put amount was $30.0 million. There were no derivative financial instruments in place on June 30, 2005.

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

Exchange rates for translating sterling into US dollars were as follows:

             At December 31         At June 30          3 months to June 30        6 months to June 30
                                                         Average rate (1)            Average rate (1)
   2003          1.7857               1.6502                  1.6191                      1.6111
   2004          1.9199               1.8135                  1.8070                      1.8217
   2005             -                 1.7925                  1.8556                      1.8735

(1)      Based on the average of the exchange rates on each day of each month during the period.

On August 2, 2005 the noon buying rate for sterling was (pound)1.00 = $1.7695.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2005:

                                                             Expected Maturity Date
                                       2005     2006     2007    2008     2009  Thereafter    Total  Fair
                                                                                                        Value
(In   US   Dollars,   amounts   in thousands)
Cash            - Pound Sterling      4,140        -        -       -        -           -    4,140     4,140
                - Euro                  449        -        -       -        -           -      449       449
                - Japanese Yen        2,251        -        -       -        -           -    2,251     2,251
Accounts

receivable      - Pound Sterling     19,304        -        -       -        -           -   19,304    19,304
                - Euro                1,407        -        -       -        -           -    1,407     1,407
                - Japanese Yen        2,282                 -       -        -           -    2,282     2,282

Debt            - Pound Sterling          -        -        -       -        -           -        -         -
                - Japanese Yen          176        -        -       -        -           -      176       176

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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $41.1million) non-bank loan was sterling denominated and did not contribute to transaction gains and losses on the income statement. Interest on this non-bank loan was based upon LIBOR plus a margin and approximated 6.677% per annum for the three months ended June 30, 2005 and 6.656% per annum for the six months ended June 30, 2005. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback transaction and cash on hand.

In the three and six months ended June 30, 2005, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $105,000 and $212,000 respectively.

The Company has debt denominated in USD, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. No decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. In April 2005 the Company purchased a currency hedge against the UK pound sterling. The call amount of the hedge was (pound)15.0 million and the put amount was $30.0 million. There were no derivative financial instruments in place on June 30, 2005.

For the three and six months ended June 30, 2005, approximately 73% and 74% respectively, of the Company's net revenues were from outside the United States.

On June 30, 2005, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Unlike the Company's position to hedge against the debt mentioned above, the Company does not take any action to hedge against the risk of currency fluctuation with regard to the Capital Bonds.. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4            CONTROLS AND PROCEDURES

As of June 30, 2005 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended June 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended June 30, 2005 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

          Exhibit 99.1 Press Release, dated August 3, 2005, announcing the first quarter earnings results for 2005.

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

Date:    August 4, 2005