Form 10-Q
period 2005-09-30
LIFE SCIENCES RESEARCH INC
filed 2005-11-04
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

                        Yes X                     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                         Yes _                     No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes _                     No X

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

         12,553,251 Voting Common Stock of $0.01 as of November 2, 2005

--------------------------------------------------------------------------------

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                 Page

           Item 1      Financial Statements (Unaudited).
                       Condensed Consolidated Statements of Operations for the three
                       and nine months ended September 30, 2005 and 2004.                         3

                       Condensed Consolidated Balance Sheets at September 30, 2005 and
                       December 31, 2004.                                                         4

                       Condensed Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2005 and 2004.                                  5

                       Notes to Condensed Consolidated Financial Statements.                 6 - 10

            Item 2     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.                                           11 - 20

           Item 3      Quantitative and Qualitative Disclosures about Market Risk.               21

           Item 4      Controls and Procedures                                                   21

 PART II   OTHER INFORMATION

           Item 6      Exhibits                                                                  22

           Signature                                                                             22

           Certifications                                                                   23 - 26


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                         Three months ended              Nine months ended
                                                            September 30                    September 30

(Dollars in thousands, except per share data)           2005            2004            2005            2004
Net revenues                                             $43,758         $40,855       $131,993        $116,406
Cost of revenues                                        (31,673)        (29,674)       (95,214)        (87,220)
                                                    -------------    ------------    -----------     -----------
Gross profit                                              12,085          11,181         36,779          29,186
Selling, general and administrative expenses             (6,410)         (6,659)       (20,496)        (18,345)
                                                    -------------    ------------    -----------     -----------
Operating income                                           5,675           4,522         16,283          10,841
Interest income                                               21              13             66              41
Interest expense                                         (2,138)         (1,689)        (5,855)         (4,858)
Other (expense)/income                                   (1,760)           (105)        (5,195)             625
                                                    -------------    ------------    -----------     -----------
Income before income taxes                                 1,798           2,741          5,299           6,649
Income tax expense                                         (649)           (945)        (3,288)         (2,261)
                                                    -------------    ------------    -----------     -----------
Net income                                                $1,149          $1,796         $2,011          $4,388
                                                    -------------    ------------    -----------     -----------


Income per common share
- Basic                                                    $0.09           $0.15          $0.16           $0.36
- Diluted                                                  $0.08           $0.13          $0.14           $0.33

Weighted average common shares outstanding
- Basic     (000's)                                       12,542          12,166         12,506          12,085
- Diluted  (000's)                                        14,601          13,914         14,521          13,369


See Notes to Condensed Consolidated Financial Statements.



                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)                       September 30,           December 31,
                                                                             2005                   2004
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $12,161                $33,341
Accounts receivable, net of allowance of $338 and $259 in
    2005 and 2004 respectively                                             29,581                 27,841
Unbilled receivables                                                       12,531                 11,516
Inventories                                                                 1,733                  2,024
Prepaid expenses and other current assets                                   8,712                  2,929
                                                                  ----------------       ----------------
Total current assets                                                       64,718                 77,651

Property and equipment, net                                               107,709                109,999
Goodwill                                                                    1,032                    901
Unamortized capital bonds issue costs                                         117                    271
Deferred income taxes                                                       7,450                 11,253
                                                                  ----------------       ----------------
Total assets                                                             $181,026               $200,075
                                                                  ----------------       ----------------
                                                                  ----------------       ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $15,855                $13,547
Accrued payroll and other benefits                                          3,948                  4,024
Accrued expenses and other liabilities                                     16,928                 19,987
Short-term debt                                                            46,499                    719
Fees invoiced in advance                                                   31,850                 37,574
                                                                   ---------------       ----------------
Total current liabilities                                                 115,080                 75,851

Long-term debt                                                             29,643                 89,685
Pension liabilities                                                        33,760                 36,603
                                                                   ---------------       ----------------
Total liabilities                                                         178,483                202,139
                                                                   ---------------       ----------------

Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at September 30, 2005: 12,548,251
(December 31, 2004: 12,441,281)                                               125                    125
Paid in capital                                                            75,841                 75,671
Less: Promissory notes for the issuance of common stock                     (238)                  (697)
Accumulated comprehensive loss                                           (32,757)               (34,724)
Accumulated deficit                                                      (40,428)               (42,439)
                                                                   ---------------       ----------------
Total stockholders' equity /(deficit)                                       2,543                (2,064)
                                                                   ---------------       ----------------
Total liabilities and stockholders' equity /(deficit)                    $181,026               $200,075
                                                                   ---------------       ----------------

See Notes to Condensed Consolidated Financial Statements.


                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                          Nine months ended September 30
(Dollars in thousands)                                                        2005                  2004

Cash flows from operating activities:
Net income                                                                  $2,011                $4,388

Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                                7,229                 7,044
Foreign exchange loss/(gain) on Capital Bonds                                3,765                 (625)
Deferred income taxes                                                        3,288                 2,256
Provision for losses on accounts receivable                                     79                    15
Amortization of warrants                                                       260                   135
Amortization of Capital Bonds issue costs                                      137                   134
Amortization of Financing Costs                                              1,420                     -

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses            (13,880)              (12,661)
Inventories                                                                    131                    71
Accounts payable, accrued expenses and other liabilities                     2,063                 3,020
Fees invoiced in advance                                                   (2,876)                 8,176
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash provided by operating activities                                   $3,627               $11,953
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash flows used in investing activities:
Purchase of property and equipment                                        (12,084)               (7,049)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash used in investing activities                                    $(12,084)              $(7,049)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash flows provided by financing activities:
Proceeds from issuance of Voting Common Stock                                  629                   193
Repayments of long-term borrowings                                        (11,106)                     -
Repayments of short-term borrowings                                          (684)                 (838)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Net cash used in financing activities                                    $(11,161)                $(645)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents               (1,562)                 (729)
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
(Decrease)/increase in cash and cash equivalents                          (21,180)                 3,530
Cash and cash equivalents at beginning of period                            33,341                17,271
                                                                   ----------------      ----------------
                                                                   ----------------      ----------------
Cash and cash equivalents at end of period                                 $12,161               $20,801
                                                                   ----------------      ----------------
Supplementary Disclosures

Interest paid in the period                                                $5,392                 $5,261
Taxes paid in the period
           Japan                                                               18                    139
           US                                                                 298                    168

Supplementary Disclosure of Non-Cash Financing Activities:

Proceeds from Sale/Leaseback used to pay off non-bank loan                $30,000                      -


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                    Unaudited


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

Organization

LSR, incorporated in Maryland on July 19, 2001, was formed specifically for the purpose of acquiring Life Sciences Research Ltd (LSR Ltd) formerly Huntingdon Life Sciences Group plc ("Huntingdon"), which has been in business since 1952. The Offer was declared unconditional on January 10, 2002, and LSR completed the purchase of all outstanding ordinary shares of Huntingdon on March 26, 2002, at which time Huntingdon became a wholly owned subsidiary of LSR (the "Exchange Offer").

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

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.1 million).

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7 million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR years ended December 31, 2004, 2003 and 2002 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three-month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

ii)      Stock-Based Compensation (cont'd)

No compensation cost is recorded for options granted under the Company's plan since all options granted are issued with an exercise price equal to the market value of the underlying common stock on the date of grant, and employees must pay for these stock issuances. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September, 30 2005 and 2004 had the Company applied the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.


                                               Three months ended September 30   Nine months ended September 30
                                               -------------------------------   ------------------------------
                                                    2005             2004           2005           2004
(Dollars in thousands, except per share data)
Net Income, as reported                            $1,149           $1,796         $2,011         $4,388

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                $(101)           $(40)          $(340)          $(71)

Pro forma net income                               $1,048           $1,756         $1,671         $4,317

Earnings per share:

Basic - as reported                                 $0.09           $0.15           $0.16          $0.36
Basic - pro forma                                   $0.08           $0.14           $0.13          $0.36
Diluted - as reported                               $0.08           $0.13           $0.14          $0.33
Diluted - pro forma                                 $0.07           $0.13           $0.12          $0.32

There were no grants of stock options during the three months ended September 30, 2005 (nor the three months ended September 30, 2004). The per share weighted average fair value of stock options granted was $7.74 and $1.82 during the nine months ended September 30, 2005 and 2004 respectively. The HLS options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                                Nine months ended
                                                  September 30
                                              2005            2004

Dividend yield                                 0%              0%
Volatility                                     56%            40%
Risk-free interest rate                       3.93%          3.72%
Expected term of options                    10 years        10 years

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and nine month periods ended September 30, 2005 and September 30, 2004 is as follows:

                                         Three months ended             Nine months ended
                                            September 30                   September 30
                                        2005            2004           2005            2004
(Dollars in thousands)

Net revenues
                  UK                      $33,673         $32,944       $103,763         $93,709
                  US
                                           10,085           7,911         28,230          22,697
                  Corporate                     -               -              -               -
                                       -----------     -----------    -----------     -----------
                                                                                      -----------
                                          $43,758         $40,855       $131,993        $116,406
                                       ===========     ===========    ===========     ===========

Operating income
                  UK                       $5,183          $4,906        $16,905         $12,394
                  US                        1,792           1,069          4,437           2,248
                  Corporate               (1,300)         (1,453)        (5,059)         (3,801)
                                       -----------     -----------    -----------     -----------
                                           $5,675          $4,522        $16,283         $10,841
                                       ===========     ===========    ===========     ===========
                                       ===========     ===========    ===========     ===========


4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $459,000 was repaid to the end of September 2005.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan by an unrelated third party in the aggregate principal amount of $30 million. This loan has a term date of June 14, 2006, with the right to extend the term up to an additional one-year. Alconbury intends to refinance this debt on a long-term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury has advised the Company that it intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended September 30, 2005 compared with three months ended September 30, 2004.

Net revenues for the three months ended September 30 2005 were $43.8 million, an increase of 7.1% on net revenues of $40.9 million for the three months ended September 30, 2004. Excluding the effect of exchange rate movements, the increase was 8.6%. UK net revenues increased by 2.4%; at constant exchange rates the increase was 4.3%. US net revenues increased by 26.6%. The growth in revenues in both the UK and the US reflects the increase in orders from the pharmaceutical industry.

Cost of revenues for the three months ended September 30, 2005 were $31.7 million, an increase of 6.7% on cost of revenues of $29.7 million for the three months ended September 30, 2004. Excluding the effects of exchange rate movements, the increase was 8.2%. UK cost of revenues increased by 2.7%; at constant exchange rates there was a increase of 4.5%. US cost of revenues increased by 23.6%. The increase in the cost of revenues in both the UK and the US reflects the growth in revenues.

Selling, general and administrative expenses (SG&A) decreased by 3.8% to $6.4 million for the three months ended September 30, 2005 from $6.7 million in the corresponding period in 2004. Excluding the effects of exchange rate movements, the decrease was 8.1%. The decrease was mainly due to lower incentive plan costs and exchange gains, offset in part by higher salary and insurance costs.

Net interest expense for the three months ended September 30, 2005 was $2.1 million, which was $0.4 million higher than the net interest expense for the three months ended September 30, 2004. Excluding the effects of exchange rate movements, the increase was mainly due to an increase in costs associated with the unrelated third party loan of Alconbury, which is included in these consolidated financial statements due to the Company's adoption of FIN 46R, when compared to the interest associated with the non bank loan that was repaid on June 14, 2005.

Other expense in the three months ended September 30, 2005 was $1.8 million reflecting a non-cash foreign exchange re-measurement loss of $0.6 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling), with the strengthening of the dollar against sterling, and finance arrangement fees of $1.2 million. The finance arrangement fees represent the amortization of costs incurred by Alconbury as part of the sale and leaseback transaction. In the three months ended September 30, 2004, other expense of $0.1 million related to the non-cash foreign exchange re-measurement loss that arose on the Convertible Capital Bonds, with the strengthening of the dollar against sterling.

The income tax expense for the three months ended September 30, 2005 was $0.6 million. The income tax expense for the three months ended September 30, 2004, was $0.9 million. Net operating losses are $61.2 million at September 30, 2005; with net operating losses in the US of $6.4 million and with net operating losses in the UK of $54.8 million.

The net income for the three months ended September 30, 2005 was $1.1 million compared to $1.8 million for the three months ended September 30, 2004. The decrease in the net income of $0.7 million is due to an increase in operating income of $1.2 million; offset by an increase in non-cash foreign exchange re-measurement loss of $0.6 million, finance arrangement fees of $1.2 million, an increase in interest expenses of $0.4 million and a decrease in the income tax expense of $0.3 million.

Basic income per common share for the three months ended September 30, 2005 was 9 cents, compared to 15 cents income in the same period last year, on the weighted average common shares outstanding of 12,541,912 (2004: 12,165,643). Diluted income per diluted share for the three months ended September 30, 2005 was 8 cents, compared to 13 cents income in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income for the three months ended September 30, 2005 was $3.2 million, or $0.22 per fully diluted share (non-GAAP), compared with $1.9 million or $0.13 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $8.1 million for the three months ended September 30, 2005, or 18.5% of revenues, compared with $7.0 million, or 17.0% of revenues for the same period in the prior year.

This Quarterly Report on Form 10-Q contains non-GAAP financial measures, including EBITDA and non-GAAP earnings per share which exclude, among other items, gains or losses associated with the non-cash foreign exchange remeasurement loss pertaining to the Company's Convertible Capital Bonds and one time charges. We exclude these items in the non-GAAP financial measures because they are outside our normal operations. We believe that the inclusion of non-GAAP financial measures in this Quarterly Report on Form 10-Q helps investors to gain a meaningful understanding of our core operating results and future prospects, and is consistent with how management measures and forecasts the Company's performance and debt service capabilities, especially when comparing such results to prior periods or forecasts. Non-GAAP results also allow investors to compare the Company's operations against the financial results of other companies in the industry who similarly provide non-GAAP results. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP. Reconciliations of the non-GAAP financial measures used in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures are set forth in the text of this Quarterly Report on Form 10-Q and other public filings, and can also be found on the Company's website at www.lsrinc.net.

b) Nine months ended September 30 2005 compared with nine months ended September 30, 2004

Net revenues for the nine months ended September 30, 2005 were $132.0 million, an increase of 13.4% on net revenues of $116.4 million for the nine months ended September 30, 2004. Excluding the effect of exchange rate movements, the increase was 12.3%. UK net revenues increased by 10.8%; at constant exchange rates the increase was 9.4%. This growth in revenues reflects the increase in orders and, consequently, backlog over the last year, principally from the pharmaceutical industry. Also reflected in the nine months were revenues associated with the post life phase of an unusually large number of long-term studies, much of which was subcontracted due to capacity constraints. This increased revenues for the nine months by approximately $1.8 million. In the US, net revenues increased by 24.0%. The growth in revenues in the US reflects the increase in orders from the pharmaceutical industry.

Cost of revenues for the nine months ended September 30, 2005 were $95.2 million, an increase of 9.2 % on cost of revenue of $87.2 million for the nine months ended September 30, 2004. Excluding the effects of exchange rate movements, the increase was 8.1%. UK cost of revenues increased by 6.8%; at constant exchange rates the increase was 5.5%. Reflected in the nine months were costs of $0.8 million associated with subcontracting the post life phase of an abnormal number of long-term studies. US cost of revenues increased by 18.7% reflecting the growth in revenues.

Selling, general and administrative expenses (SG&A) rose by 11.7% to $20.5 million for the nine months ended September 30, 2005 from $18.3 million in the corresponding period in 2004. Excluding the effects of exchange rate movements, the increase was 9.8%. This increase was mainly due to increased salary and insurance costs.

Net interest expense for the nine months ended September 30, 2005 was $5.8 million, which was $1.0 million higher than the net interest expense for the nine months ended September 30, 2004. Excluding the effects of exchange rate movements, the increase was mainly due to an increase in LIBOR, the costs associated with foreign currency hedging, and the increased cost of financing since the repayment of the non-bank loan.

Other expense in the nine months ended September 30, 2005 was $5.2 million reflecting a non-cash foreign exchange remeasurement loss of $3.8 million which arose on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling), with the strengthening of the dollar against sterling, and finance arrangement fees of $1.4 million. The finance arrangement fees represent the amortization of costs incurred by Alconbury as part of the sale and leaseback transaction. In the nine months ended September 30, 2004, other income of $0.6 million related to the non-cash foreign exchange remeasurement gain that arose on the Convertible Capital Bonds with the weakening of the dollar against sterling.

The income tax expense for the nine months ended September 30, 2005 was $3.3 million. This expense includes $2.4 million in respect of the tax liability on the sale of the Company's US facility. The income tax expense for the nine months ended September 30, 2004 was $2.3 million.

The net income for the nine months ended September 30, 2005 was $2.0 million compared to $4.4 million for the nine months ended September 30, 2004. The decrease in the net income of $2.4 million is due to an increase in the operating income of $5.4 million; offset by a decrease in non-cash foreign exchange remeasurement loss of $4.4 million, finance arrangement fees of $1.4 million, an increase in interest expense of $1.0 million, and an increase in the income tax expense of $1.0 million.

Basic income per common share for the nine months ended September 30, 2005 was 16 cents, compared to 36 cents income in the same period last year, on the weighted average common shares outstanding of 12,505,798 (2004: 12,085,311). Diluted income per diluted share for the nine months ended September 30, 2005 was 14 cents, compared to 33 cents income for the same period in the prior year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, and the transaction related tax charges, non-GAAP net income for the nine months ended September 30, 2005 was $9.4 million or $0.65 per fully diluted share (non-GAAP), compared with $3.9 million or $0.29 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization and other income/(expense) ("EBITDA") was $23.5 million for the nine months ended September 30, 2005 or 17.8% of revenues, compared with $17.9 million or 15.4% of revenues for the same period in the prior year.

2.       LIQUIDITY & CAPITAL RESOURCES

Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($41.1million approximately), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off some of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by Life Sciences Research Ltd (LSR Ltd.), and was secured by the guarantees of the Company's wholly owned subsidiaries, including LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. Base aggregate annual rent for the facilities is $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which amount will increase by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR will also pay for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7 million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan by an unrelated third party in the aggregate principal amount of $30 million. This loan has a maturity date of June 14, 2006, with the right to extend the term one additional year. Alconbury intends to refinance this debt on a long-term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury has advised the Company that it intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

Convertible Capital Bonds

The remainder of the Company's financing is provided by Convertible Capital Bonds repayable on September 25, 2006. At the time of the issue in 1991, these bonds were for $50 million par and at September 30, 2005, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,395,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a Bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

On June 14, 2005, the Company completed the Sale/Leaseback Transaction with Alconbury, a company formed by Mr Baker, LSR's Chairman and CEO. The Company has agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal instalments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

Alconbury has received an interest free loan of $250,000, which has been included in accrued expenses and other liabilities, from Andrew Baker, LSR's Chairman and CEO.

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes was repaid to the end of 2004, and a further net $459,000 was repaid to the end of September 2005.

Cash flows

During the three months ended September 30, 2005, funds used were $3.2 million, reducing cash and cash equivalents from $15.4 million at June 30, 2005 to $12.2 million at September 30, 2005.

In the nine months to September 30, 2005 funds used were $21.1 million, reducing cash and cash equivalents from $33.3 million in December 31, 2004 to $12.2 million at September 30, 2005.

Net days sales outstanding ("DSOs") at September 30, 2005 were 21 days, an increase from the 13 days at June 30, 2005, and 4 days at December 31, 2004 (20 days at September 30, 2004). DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 4 days to 47 days so they are currently at a mid range level. The impact on liquidity from a one-day change in DSO is approximately $485,000.

New York Stock Exchange Listing Application

On August 22, 2005 the Company announced that its listing application had been accepted by the New York Stock Exchange ("NYSE") and that trading of the Company's common stock on the NYSE was expected to begin on September 7. On September 7, 2005 the Company announced that the NYSE had "postponed" such listing. The Company has received no further information from the NYSE since September 7 about when or whether such postponement will be resolved.

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

The Company has debt denominated in USD, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. No decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on September 30, 2005.

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

Exchange rates for translating sterling into US dollars were as follows:

            At December 31       At September 30     3 months to September 30    9 months to September 30
                                                         Average rate (1)            Average rate (1)
   2003         1.7857               1.6614                   1.6111                      1.6111
   2004         1.9199               1.8096                   1.8192                      1.8209
   2005            -                 1.7691                   1.7854                      1.8437

(1)      Based on the average of the exchange rates on each day of each month during the period.

On November 2, 2005 the noon buying rate for sterling was (pound)1.00 = $1.7755

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2005:

                                                             Expected Maturity Date
                                       2005     2006     2007    2008     2009  Thereafter    Total  Fair
                                                                                                     Value
(In US Dollars, amounts in thousands)

Cash            - Pound Sterling      3,512        -        -       -        -           -    3,512     3,512
                - Euro                  605        -        -       -        -           -      605       605
                - Japanese Yen        2,325        -        -       -        -           -    2,325     2,325
Accounts
receivable      - Pound Sterling     20,834        -        -       -        -           -   20,834    20,834
                - Euro                2,033        -        -       -        -           -    2,033     2,033
                - Japanese Yen        2,080                 -       -        -           -    2,080     2,080

Debt            - Pound Sterling          -        -        -       -        -           -        -         -
                - Japanese Yen           87        -        -       -        -           -       87        87


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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's (pound)22.6 million (approximately $41.1million on June 14, 2005) non-bank loan was sterling denominated and did not contribute to transaction gains and losses on the income statement. Interest on this non-bank loan was based upon LIBOR plus a margin and approximated 6.66% per annum for the period ended June 14, 2005. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback transaction and cash on hand.

The Company has debt denominated in USD, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. No decision has been made as to which currency might be chosen as the basis for replacement financing. The Company recognizes that there has recently been volatility in exchange rates which could have an impact on such refinancing. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on September 30, 2005.

For the three and nine months ended September 30, 2005, approximately 73% and 74% respectively, of the Company's net revenues were from outside the United States.

On September 30, 2005, the Company's $46.2 million principal amount of Convertible Capital Bonds is US dollar denominated, but is held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. Unlike the Company's position to hedge against the debt mentioned above, the Company does not take any action to hedge against the risk of currency fluctuation with regard to the Capital Bonds.. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4            CONTROLS AND PROCEDURES

As of September 30, 2005 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended September 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended September 30, 2005 there were no significant changes in internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 6     EXHIBITS

     Exhibit 31.1  Certification of the Chief Executive Officer

     Exhibit 31.2  Certification of the Chief Financial Officer

     Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

     Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

     Exhibit 99.1 Press Release, dated November 3, 2005, announcing the third quarter earnings results for 2005.


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

Date:    November 4, 2005