Form 10-K
period 2005-12-31
LIFE SCIENCES RESEARCH INC
filed 2006-03-16
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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


                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
Voting Common Stock $0.01 par value               Other OTC Market


Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                Yes __                    No  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                 Yes __                    No  X

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

                   Yes X                     No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes __                   No X

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant was $120,038,400 on June 30, 2005, the last business day of Registrant's most recently completed second fiscal quarter.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

As of March 13, 2006 the Registrant had outstanding 12,561,351 shares of Voting Common Stock


TABLE OF CONTENTS

ITEM                                                                                     PAGE
                                     PART I

1.       Business...........................................................................4

1A.      Risk Factors......................................................................15

2.       Properties .......................................................................19

3.       Legal Proceedings ................................................................19

4.       Submission of Matters to a Vote of Security Holders ..............................19


                                     PART II

5.       Market For Registrant's Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities.....................................................20

6.       Selected Consolidated Financial Data ..............................................26

7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operation ......................................................................28

7A.      Quantitative and Qualitative Disclosures About Market Risk ........................42

8.       Financial Statements and Supplementary Data  ......................................43

9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ........................................................................77

9A.      Controls and Procedures ...........................................................77


                                    PART III


10.      Directors and Executive Officers of the Registrant .................................78

11.      Executive Compensation  ............................................................80

12.      Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters ................................................................87

13.      Certain Relationships and Related Transactions .....................................88

14.      Principal Accountant Fees and Services  ............................................89


                                     PART IV


15.      Exhibits and Financial Statements Schedules ........................................90


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

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months.

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

On September 2, 1998 a group of new investors, led by Andrew Baker, subscribed (pound)15 million ($25 million) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million ($11.8 million). After expenses of (pound)1.7 million ($2.9 million), the issue of shares raised (pound)20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to continue Huntingdon's credit facilities at (pound)24.5 million ($40.8 million) until August 31, 2000 and this amount remained fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which subsequently transferred the debt to an unrelated third party. That debt was paid in full on June 14, 2005 from the proceeds of the Sale/Leaseback Transaction plus cash on hand.

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

In April 2002, LSR began trading its common stock on the US Over the Counter Bulletin Board (OTCBB). Since February 6, 2006 it has traded on the Other OTC Market (Pink Sheets).

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

The Company's aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth. In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry and a growing trend towards greater outsourcing as clients focus more internal resources on research and increasingly look to variabilize their development costs.

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

Pharmaceuticals and Biopharmaceuticals

The pharmaceutical research and development pathway is shown below:

[GRAPHIC OMITTED]

The Company performs non-clinical testing in support of the drug development process, primarily work outsourced from the bio-pharmaceutical industry. Over 80% of the Company's orders are derived from this pharmaceutical sector. Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in humans.

Pre-clinical testing helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Other non-clinical testing can focus on identifying and avoiding the longer-term cancer implications of exposure to the compound, or relating to the potential of possible reproductive implications, as well as assessing the stability of pharmaceuticals under a variety of storage conditions.

The Company views its non-clinical market as extending all the way beyond marketing authorization, although the core market extends to "proof of concept" in man (Phase 2A). Since 1999, the Company has had collaborative relationships with a number of Phase I clinical trial units and offers centralized clinical laboratory services in support of clinical trials. The Company's market is further extended beyond pre-clinical with analytical chemistry support for clinical trials, establishing the stability of pharmaceuticals under varied storage conditions and the batch testing of marketed pharmaceuticals for product release.

The Company has also actively pursued opportunities to extend its range of capabilities supporting late stage drug discovery, focused around in vitro and in vivo models for lead candidate drug characterization and optimization. This growing range of biological services is intended to position the Company to take advantage of the increasing demand for a greater understanding of the physical, chemical and biological properties of intended therapeutics prior to the commencement of pre-clinical and clinical testing.

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

o It is estimated there has been a 30% increase in the numbers of projects in pre-clinical development since 2000.

o There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on discovery research in the search for new lead compounds.

o The biotechnology industry has become a significant source of business for the Company. The number of drugs produced by the biotechnology industry, which require US Food and Drug Administration (FDA) approval has grown substantially over the past decade. Many biotechnology companies have strategically chosen not to invest in asset intensive development and regulatory safety evaluation, but rather to outsource major areas of R & D and utilize CROs to perform these services. This frees them from the capital-intensive requirement to establish and staff their own in-house facilities and then the inefficient utilization of those capabilities due to their sporadic and varied demand.

o The process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is some short-term negative impact from mergers, with development pipelines being rationalized and a focus on integration rather than development, longer-term resources are increasingly invested in in-house facilities for discovery and lead optimization rather than development and regulatory safety evaluation. The Company's own research, supported by comments from the major competitors in this space, suggest that none of the major global pharmaceutical companies are currently investing in significant new safety evaluation facilities. Undertaking development work and safety evaluation is the Company's core business.

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at a rate at least equal to the growth of research and development expenditure by the pharmaceutical industry.

Non-Pharmaceuticals

The Company currently generates approximately 20% of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries. During 2005 non-pharmaceutical revenues were approximately the same as the prior year and a declining percent of total revenues, which is predicted to continue. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

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

o    Developments of new markets such as China and the EU accession countries.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is not growing, we believe that increased outsourcing could provide business opportunities in this market.

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to human and veterinary pharmaceutical, biotechnology, agrochemical, industrial chemical and food companies. In 2005 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations. 37 clients placed over $1 million of orders with the Company and the ten largest clients accounted for approximately 44% of orders. No single client accounted for more than 10% of net revenues for 2005.

For net revenues from clients, assets attributable to each of the Company's business segments, other segment information and a geographical analysis of revenues from clients (based on the location of the client) for each of the last three fiscal years, see note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The majority of the Company's net revenues are earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contract as services are rendered. The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned. Aggregate backlog at December 31, 2005 was $122 million compared to $119 million at December 31, 2004, which represents an increase of 7% exclusive of the impact of foreign exchange.

Segment Information

For a discussion of geographic segment information please see "Segment Analysis" beginning on page 32 and "Geographical Analysis" beginning on page 73.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from:

o in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments; to

o "full service" providers - CROs like LSR, who provide a full range of non-clinical safety services to the industries (such as Covance Inc., and Charles River Laboratories International, Inc.); and

o "niche" suppliers focusing on specific services, geographic areas, or industries (such as MDS, WIL Research, or SafePharm Labs).

GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by the Company are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2005 the Company in the UK had 2 GLP inspections; and in the US an FDA inspection. The Company has had numerous such inspections since 1995.

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

The Company's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment. Personal licenses (the Company has approximately 225 licensees) are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements, the Company had 20 such visits in 2005.

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

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

The Company's most important resource is its people. They have created the Company's knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels on several US, UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields. They frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services. Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organizations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organization.

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

The number of employees in the Company at December 31, 2005 and 2004 were as follows:

                                  2005                      2004
US ........................        268                       247
UK ........................      1,128                     1,129
Japan .....................         11                        11
                            -----------               -----------
                                 1,407                     1,387
                            -----------               -----------

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

Acquisition of Huntingdon Life Sciences KK (HLS KK)

HLSKK has acted as the Company's marketing representative in Japan since 1996. This Company was a joint venture, 50% of which was owned by Huntingdon. On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened at rates of between 2.5% and 4.5% of billings generated. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. The amount paid in 2005 was $666,000, 2004 $577,000.

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

Animal Rights Activism

During the last decade there was an escalation in animal rights activity that targeted biomedical research internationally including academic, government and commercial organizations. As part of this increase a new campaign group (Stop Huntingdon Animal Cruelty, SHAC) was formed in the UK in November 1999. SHAC's broad aim is to end all animal research, while its immediate and publicly stated goal at that time was to "shut HLS down within three years". During 2000 this campaign broadened and intensified with a range of Huntingdon's stakeholders becoming potential targets; including staff, directors, institutional and personal shareholders, customers, financial institutions and other suppliers. The protest activities took many forms, both legal and illegal, such as demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above; and, in occasional cases, acts of violence.

During 2001 and 2002 the incidents of violent protest in the UK appeared to diminish. However, activists focused their protest activities on the Company's financial institutions in unsuccessful attempts to deprive Huntingdon of its bank financing and to stop the US re-domiciling transaction. During this period, due in large part to the successful US re-domiciling, the activities of SHAC and other animal rights groups expanded to and intensified in the US, focusing on a similar range of stakeholders as had been targeted in the UK.

To counter this animal rights campaign the Company adopted a strategy of openness and direct co-operation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective new medicines and other products. Members of the media, national bodies, schools and local groups have visited the Company, toured the laboratories and animal facilities, and talked with staff. These visitors have been consistently impressed with the Company's ethics, its standards of animal welfare and the professionalism of its staff. As a consequence of the Company's constructive, high profile, public relations activities and the irrationality of the animal rights messages, media coverage has become increasingly positive. Additionally, both in the US and the UK, the media has consistently condemned the illegal protest actions of the SHAC campaign.

Initiated by, and in conjunction with, the Company's leadership on this issue, there has been a marked increase in communication campaigns designed to inform the general public. These have focused on the essential nature of animal based research, the high standards of animal welfare demanded, the commitment to developing non-animal alternatives and the benefits of such research to society. Our clients' recognition of our scientific and professional integrity and leadership was evident in the granting of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director, in October 2001. In further recognition of his contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (CBE) in June 2002. The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of England, but is approved by the Queen.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, and Research Defence Society. As a result, the British Government has made very positive statements in support of the Company specifically and of biomedical research using animals in general. It has also been extremely critical of the illegal activities of some animal rights supporters. The Government has introduced legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced. This national initiative continues to develop, particularly as the government and police deal with protecting an increasing range of animal rights targets in the UK. Of particular note, in April 2005 the Serious Organised Crime and Police Act was introduced with new powers to deal with protests outside homes, harassment and economic damage. Moreover in July 2005 that Act was further amended to introduce the new offense of "interference with business contracts so as to damage an animal research organization", commonly referred to as the "economic terrorism law". These new measures are designed to tackle secondary and tertiary targeting by animal rights extremists, this is the intimidation of businesses doing business with animal research facilities. Additionally, legislation has been proposed by the Government to create an offense of "glorifying terrorism". There have been public statements made by the UK Home Secretary indicating the Government's intention to apply such legislation, if passed, to animal rights extremists.

Running in parallel with the introduction of new legislation the Company has used the civil route to protect itself and its staff. In April 2003 the Company obtained a groundbreaking legal injunction from the London High Court of Justice protecting its employees against harassment from SHAC and similar animal rights activists. This order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees' homes and sets up similar exclusion zones around the Company's two UK research centers. Several months later, a group of five international Japanese pharmaceutical companies followed a similar course, obtaining protective injunctions for their employees who were being harassed. Since then approximately twenty other organizations similarly targeted by animal rights extremists have obtained injunctions of this type. Notably, during 2004, Oxford University became the target of animal rights extremists attempting to halt the construction of an animal research facility. The University also successfully obtained a broad-ranging injunction against such protests.

Although the animal rights movement is less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media co-operation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close co-operation with law enforcement authorities at all levels. For example, following incidents of vandalism associated with home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on both home protests and protests at the Company's Princeton Research Center by animal rights activists. During 2002 criminal indictments were brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. In Washington D.C., legislation was enacted in May 2002 which significantly increased the penalties under the Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities. In October 2005, legislation was introduced to expand the Animal Enterprise Terrorism Act to address secondary and tertiary targeting.

In May 2004, seven leading US animal rights extremists, including Kevin Kjonas, the President of SHAC-USA, were arrested and criminally indicted by the New Jersey US Attorney's Office on federal charges of animal enterprise terrorism, interstate stalking and conspiracy to engage in interstate stalking. Each of the charges carries a maximum penalty of three to five years in federal prison and a $250,000 fine for each count. An additional criminal charge of conspiracy to anonymously utilize a telecommunications device to abuse, threaten and harass persons was added to the indictment in September 2004. On March 2, 2006, SHAC-USA and the six individual defendants remaining in the case were convicted on all counts. Sentencing is scheduled for June 7, 2006, and the Government has indicated an intention to request prison sentences for the individual defendants of up to seven years.

Management recognizes that there are, and expects that there will always be, individuals with strong views on animal rights. Such people believe that animals should not be used for the betterment of humanity, including biomedical research. Regardless of whether this political issue directly impacts the Company's business, the Company remains committed to its strategy of informing the public of the value of biomedical research using animals, of advancing animal welfare, and of supporting our clients' desire to maximize the safety of vital new medicines and other products being developed for the benefit of society.

Available Information

The Company's Internet website is located at http://www.lsrinc.net. The Company posts on its website its filings with the Securities and Exchange Commission
(SEC) including those on Form 10-K, Form 10-Q and Form 8-K. The reference to the Company's Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from the Internet website and should not be considered part of this document.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

This section discusses various risk factors that are attendant to the Company's business and the provision of its services. If the events outlined below were to occur individually or in the aggregate, the Company's business, results of operations, financial condition, and cash flows could be materially adversely affected.

Changes in government regulation or in practices relating to the pharmaceutical industry could decrease the need for the services the Company provides

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. The Company's business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that the Company has difficulty satisfying or that make its services less competitive, could eliminate or substantially reduce the demand for the Company's services. Also, if government were to introduce measures to contain drug costs or pharmaceutical and biotechnology company profits from new drugs, the Company's customers may spend less, or reduce their growth in spending on research and development.

Failure to comply with applicable governmental regulations could harm the Company's business

As a company in the contract research industry, the Company is subject to a variety of governmental regulations, both in the US and the UK, relating to animal welfare and the conduct of its business. Failure by it to comply with such laws and regulations could result in material liabilities, the suspension of licenses or a material adverse effect on its business or financial condition. In addition, these laws and regulations could significantly restrict the Company's ability to expand its facilities or require it to acquire costly equipment or incur other material costs to comply with regulations.

The Company depends on the pharmaceutical and biotechnology industries

The Company's revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect the Company's clients in these industries also affect its business. For example, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, the Company's customers may spend less, or reduce their growth in spending on research and development.

Pharmaceutical industry consolidation may negatively impact revenues

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

The Company competes in a highly competitive market

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies, who perform their own safety assessments, to contract research organizations like the Company who provide a full range of services to the industries and niche suppliers focusing on specific services or industries.

Providers of outsourced drug development services compete on the basis of many factors, including the following:

-    reputation for on-time quality performance;
-    expertise, experience and stability;
-    scope of service offerings;
-    how well services are integrated;
-    strength in various geographic markets;
-    technological expertise and efficient drug development processes; and
- ability to acquire, process, analyze and report data in a time-saving, accurate manner.

The Company has traditionally competed effectively in the above areas, but there can be no assurance that it will be able to continue to do so. If the Company fails to compete successfully, its business could be seriously harmed.

The Company may not be able to successfully develop and market or acquire new services

The Company may seek to develop and market new services that complement or expand its existing business or expand its service offerings through acquisition. If the Company is unable to develop new services and/or create demand for those newly developed services, or expand its service offerings through acquisition, its future business, results of operations, financial condition, and cash flows could be adversely affected.

The Company may expand its business through acquisitions

The Company may expand its business through acquisitions. Factors which may affect its ability to grow successfully through acquisitions include:

o difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
o    diversion of management's attention from current operations;
o the possibility that the Company may be adversely affected by risk factors facing the acquired companies;
o acquisitions could be dilutive to earnings, or in the event of acquisitions made though the issuance of the Company's common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of the Company's existing stockholders;
o potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification the Company may obtain from the seller;
o risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies; and
o    loss of key employees of the acquired companies.

The Company's non-US locations account for a majority of its revenues, making the Company exposed to risks associated with operating internationally

Approximately 80% of the Company's revenues are generated by its facilities outside the United States. As a result of these foreign sales and facilities, the Company's operations are subject to a variety of risks unique to international operations, including the following:

o adverse changes in value of foreign currencies against the US dollar in which results are reported;
o    import and export duties and value-added taxes;
o import and export regulation changes that could erode profit margins or restrict exports;
o    potential restrictions on the transfer of funds; and
o    the burden and cost of complying with foreign laws.

The Company is exposed to exchange rate fluctuations and exchange controls

The Company's Convertible Capital Bonds are denominated in US dollars whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with the debt as a function of relative changes in foreign exchange rates.

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

As the Company operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness vis a vis competitors who trade in currencies other than sterling or dollars.

The Company's quarterly operating results may vary

The Company's operating results may vary significantly from quarter to quarter and are influenced by factors over which it has little control such as:

o        exchange rate fluctuations;
o        the commencement, completion or cancellation of large contracts;
o        the progress of ongoing contracts;
o        changes in the mix of its services.

Management believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company's quarterly operating results could negatively or positively affect the market price of its common stock, these fluctuations may not be related to the Company's future overall operating performance.

The Company's contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect the Company's revenue and profitability

In general, the Company's clients may terminate the agreements that they enter into with the Company or reduce the scope of services under these contracts upon little or no notice. Contracts may be terminated for various reasons, including:

-       unexpected or undesired study results;
-       production problems resulting in shortages of the drug being tested;
-       adverse reactions to the drug being tested;
-       regulatory restrictions placed on the drug or compound being tested; or
-       the client's decision to forego or terminate a particular study

Because most of the Company's pre-clinical revenues are from fixed price contracts, these contracts may be subject to under-pricing and cost overruns

The majority of the Company's contracts with its clients are fixed price contracts creating the risk of cost overruns under these contracts. The Company typically has some flexibility under these contracts to adjust the price to be charged under these contracts if it is asked to provide additional services. If the Company did have to bear significant costs of under-pricing or cost-overruns under these contracts, its business, financial condition and operating results could be adversely affected.

The Company depends on its senior management team, and the loss of any member may adversely affect its business

The Company believes its success will depend on the continued employment of its senior management team, especially Andrew Baker (Chairman and CEO) and Brian Cass (President and Managing Director). If one or more members of the senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and the Company's business could be harmed. If any of the Company's key employees were to join a competitor or to form a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of the Company's senior management or key employees. The loss of one or more of these key employees could adversely affect the Company's business.

The Company must recruit and retain qualified personnel

Because of the specialized scientific nature of the Company's business, it is highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology fields. Therefore, although traditionally the Company has experienced a relatively low turnover in its staff, in the future it may not be able to attract and retain the qualified personnel necessary for the conduct and further development of its business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could have a material adverse effect on the Company's ability to expand its businesses and remain competitive in the industries in which it participates.

Reliance on transportation

The Company's central laboratories operation, to a lesser extent, its other businesses, are heavily reliant on transport for the movement of clinical trial kits and other material and a significant disruption to the transport systems could have a material adverse effect on the Company's business.

The Company relies on third parties for important services

The Company depends on third parties to provide it with services critical to its business. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on the Company's business.

Actions of animal rights extremists may affect the Company's business

The Company's development services utilize animals (predominantly rodents) to test the safety and efficacy of drugs. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries. The Company is targeted by extreme animal rights activists who oppose all testing on animals, for whatever purpose, including the Company's animal testing activities in support of its safety and efficacy testing for clients. These groups, which include Stop Huntingdon Animal Cruelty (SHAC) and the Animal Liberation Front (ALF), among others, have publicly stated that the goal of their campaign is to "shut Huntingdon". Acts of vandalism and other acts by these animal rights extremists who object to the use of animals in drug development could have a material adverse effect on the Company's business.

Animal rights extremists have targeted, and may continue to target, the US financial community that trades LSR Voting Common Stock, which has caused and may continue to cause illiquidity and a lower market price of the Voting Common Stock.

The animal rights extremists have in the past harassed the financial community that trades in LSR shares, including market makers and stockbrokers. As a result, LSR has had difficulty identifying market makers to make a market in the Voting Common Stock, which has greatly reduced liquidity in those shares. The liquidity and market price of the shares of LSR Voting Common Stock could be adversely affected in the future by such actions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.  PROPERTIES

The Company's head office is situated within the Princeton Research Center in New Jersey.

The Company believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available if and when needed.

The following table shows the location of the facilities of the Company, approximate size, based on occupancy, and the principal activities conducted at such facilities.

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

On June 14, 2005 the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury, a newly formed company wholly owned by LSR's Chairman and CEO, Andrew Baker.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility , with two five-year renewal options. Base aggregate annual rent for the facilities is $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which amount will increase by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR will also pay for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

The proceeds from the Sale/Leaseback Transaction (plus additional cash in hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.4 million).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, to a vote of the stock holders.

              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  LSR's Voting Common Stock trades on the Other OTC Market (Pink Sheets) under the symbol "LSRI". The closing market price of the Voting Common Stock on March 10, 2006 was $10.00 per share.

  Until January 24, 2002 Huntingdon's Ordinary Shares were listed on the London Stock Exchange Ltd., under the Stock Exchange Automated Quotation symbol "HTD". The company completed its re-domiciling from the UK to the US on March 26, 2002 with a conversion ratio of 50:1 for the HTD common shares to LSR common shares (or a ratio of 2 HTD ADRs per 1 LSR common share). LSR common stock commenced trading on the Over the Counter Bulletin Board (OTCBB) Market on April 8, 2002.

  The Company's common stock traded on the OTCBB up until February 6, 2006. Since that time it has traded on the Other OTC Market (Pink Sheets). The high and low quarterly sales price of LSR's common stock on the OTCBB for the two years to December 31, 2005 were as follows:

                                        HIGH SALES              LOW SALES
QUARTER ENDED                             PRICE                   PRICE
-------------                      ------------------       -----------------
                                            $                       $
March 31, 2004                            2.80                     1.75
June 30, 2004                             5.00                     1.60
September 30, 2004                        7.15                     4.00
December 31, 2004                           12.50                  6.95
March 31, 2005                           13.25                    10.50
June 30, 2005                            13.25                    11.00
September 30, 2005                       18.30                    11.75
December 31, 2005                        15.60                     8.00

In August 2005, the New York Stock Exchange (the "NYSE") approved the Company's Voting Common Stock for listing on the NYSE and agreed to commence trading in that stock on September 7, 2005 under the ticker symbol "LSR". However on September 7, 2005, the NYSE postponed that commencement of trading without official explanation. Since that date the Company has received no specific information from the NYSE about the status of that postponement. A NYSE representative publicly stated at a US Senate Committee hearing in October 2005, that "we continue to consider the application". The Company does not know when, or whether, the postponement will be lifted and the Voting Common Stock will commence trading on the NYSE.

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

Life Sciences Research Limited, the UK holding company for the two main operating companies Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc. has a deficit on shareholders equity of (pound)34.6 million. Until this deficit is cleared, under UK company law it is not permitted to pay dividends to its parent company, LSR. This may effect the payment of dividends by LSR.

As of March 13, 2006 LSR had 2,123 holders of record of Voting Common Stock

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. $128,000 of such promissory notes have been repaid to the end of 2005.

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

Grants to Directors
=======================================================
Name                          Number Granted
----                          --------------
Gabor Balthazar                   20,000
John Caldwell                     20,000
Kirby Cramer                      40,000

Grants to Named Executive Officers
----------------------------------
Name                          Number Granted
----                          --------------
Andrew Baker                      200,000
Mark Bibi                          50,000
Brian Cass                        200,000
Julian Griffiths                   60,000
Richard Michaelson                 90,000

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

In 2005, options to purchase an aggregate of 23,600 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, or the terms set forth above, are listed below:

Date of Grant               Numbers Granted           Exercise Price
-------------               ---------------           --------------
May 23, 2005                      3,600                  $12.00
June 27, 2005                    20,000                  $11.00

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO, 27,750 of such options were granted to Julian Griffiths, the Company's Vice President of Operations and 20,545 were granted to Mark Bibi, the Company's General Counsel and Secretary. The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2005, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                                   Shares       Wtd Avg. Ex        Number of securities remaining
                                                   (000)            Price          available for future issuance
Outstanding - December 31, 2004                    1,386           $2.13
Granted                                              24           $11.15
Lapsed                                              (14)           $1.64
Exercised                                          (112)           $1.61
                                                 -----------    -------------     ------------------------------
Outstanding - December 31, 2005                    1,284            2.35                     1,791,000
                                                 -----------    -------------     ------------------------------
Exercisable at end of year                          916
Weighted average fair value per
option granted in 2005 was                          $7.74

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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional warrants were exercised in 2005.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000. None of these warrants have been exercised as of December 31, 2005.

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. On January 4, 2005 100,000 warrants were issued at the market price on the day of $10.70. 50,000 are exercisable from January 4, 2007 and 50,000 from January 4, 2008. In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

On November 9, 2005 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46. These warrants will vest upon the successful completion of specific goals outlined in the engagement letter with such firm, and will expire on November 9, 2010.

On November 9, 2005 300,000 warrants were issued to an independent third party financial advisor as partial consideration for providing financial advisory services to the Company in obtaining financing. These were issued at an exercise price of $10.46 per share, the closing market price on the date the Company engaged the financial advisor. Such warrants will vest upon closing of said financing, and will expire on November 9, 2005.

See Note 16 - Subsequent Events

In accordance with Emerging Issues Task Force No. 96-18, the Company has recorded the value of the November 2005, performance-based warrant issuances, at their lowest aggregate market value, which is zero. When the performance conditions have been met, the Company will record these issuances based upon the fair value of the warrants on the date of performance completion.

A summary of warrants outstanding at December 31, 2005 is as follows:

Date of Issue          Warrants        Exercise Price       Expiration Date
--------------         --------        --------------       ---------------
October 9, 2001         550,000             $1.50            October 9, 2011
June 11, 2002           410,914             $1.50            June 11, 2012
October 24, 2003        100,000             $2.05            October 24, 2013
January 4, 2005         100,000            $10.70            January 4, 2015
November 9, 2005        625,000            $10.46            November 9, 2010
November 9, 2005        300,000            $10.46            November 9, 2015

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($363,411), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($75,539) per year from the (pound)66,000 ($113,309) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($368,254) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce the principal of the promissory notes. Total amount of this loan as of December 31, 2005 is (pound)120,000 ($205,000 at year-end foreign exchange rates).

Julian Griffiths, a former director of LSR and current Vice President of Operations, acquired 50,000 shares of LSR Common Stock in the Private Placement. Mr. Griffiths acquired such shares through the delivery of a promissory note in the principal amount of (pound)52,817 ($90,676), which was due on March 28, 2007; bore interest at the rate of 5% per annum; and was secured by the 50,000 shares of LSR Common Stock purchased with the proceeds of the loan. This loan was paid in full in 2003.

Repurchase of equity securities

The Company did not repurchase any equity securities during 2005.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from LSR's audited consolidated financial statements on Form 10-K.

The selected consolidated financial data should be read in conjunction with LSR's audited consolidated statements and accompanying notes included elsewhere in this Annual Report. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Historical consolidated financial data may not be indicative of the Company's future performance.

                                                               As of and for the year ended December 31
                                            ------------- --------------- -------------- ------------- --------------
                                                    2005            2004           2003          2002           2001
                                            -------------------------------------------------------------------------
                                                                 ($000, except per share data)
Statement of Operations Data
Revenues                                        $172,013        $157,551       $132,434      $115,742        $99,206
Cost of revenues                               (124,820)       (117,061)      (104,798)      (93,403)       (84,133)
                                            ------------- --------------- -------------- ------------- --------------
Gross profit                                      47,193          40,490         27,636        22,339         15,073
Selling, general and administrative             (26,174)        (24,666)       (20,867)      (18,075)       (15,966)
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss) before
   other operating income/(expense)               21,019          15,824          6,769         4,264          (893)
Other operating income/(expense)                       -               -        (3,522)             -          (750)
                                            ------------- --------------- -------------- ------------- --------------
Operating income/(loss)                           21,019          15,824          3,247         4,264        (1,643)
Interest expense (net)                           (7,993)         (6,521)        (5,990)       (6,238)        (6,510)
Other income/(expense)
  Foreign exchange gain/(loss) on
      Convertible Capital Bonds                  (5,144)           3,345          4,760         4,977        (1,386)
  Foreign exchange gain/(loss) on
      Intercompany balances                          518               -              -             -              -
  Gain on repurchase of
      Convertible Capital Bonds
  Capital Bonds                                        -               -            602         1,191              -
  Cost of currency hedge contract                      -           (455)              -             -              -
  Merger/Offer costs                                   -               -              -       (1,246)        (2,868)
  Refinancing costs                              (2,780)               -              -             -          (217)
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) before income taxes                  5,620          12,193          2,619         2,948       (12,624)
Income tax benefit/(expense)                     (4,129)           5,401          1,109         (251)          2,996
                                            ------------- --------------- -------------- ------------- --------------
Net income/(loss)                                  1,491          17,594         $3,728        $2,697       ($9,628)
                                            ------------- --------------- -------------- ------------- --------------
Income/(loss) per share
     -  basic                                      $0.12           $1.45          $0.31         $0.25        ($1.64)
     -  diluted                                    $0.10           $1.29          $0.29         $0.24        ($1.64)
Weighted average number of
Common stock (000)
     -  basic                                     12,518          12,153         11,958        10,679          5,868
     -  diluted                                   14,533          13,607         12,700        11,083          5,868

Balance Sheet Data
Working capital*                               $(54,495)          $1,800       $(3,911)        $(844)       $(1,896)
Total assets                                     184,369         200,075        156,273       148,410        133,964
Long term debt and related party loans            30,430          89,685         87,560        84,075         88,123
Total shareholders deficit                      (14,568)         (2,064)        (8,446)       (7,804)        (4,724)
Common stock and paid in capital                  75,974          75,796         75,221        75,217         66,094
Book value per share                             ($1.16)         ($0.17)        ($0.71)       ($0.73)        ($0.81)

Other Financial Data

Depreciation and amortization                     $9,581          $9,530         $9,049        $8,108         $8,307
Capital expenditure                               15,973          11,096          8,716         4,177          3,295
Cash generated/(used) in the year               (17,921)          16,070          2,627        12,404        (1,046)
Net days sales outstanding (DSO)                      16               4              8             9             47
Gross profit %                                     27.4%           25.7%          20.9%         19.3%          15.2%
Operating income/(expense) before
  other operating income/(expense)%                12.2%           10.0%           5.1%          3.7%         (0.9)%
Operating income/(expense) %                       12.2%           10.0%           2.5%          3.7%         (1.7)%
Net income/(loss) %                                 9.0%           11.2%           2.8%          2.3%         (9.7)%
Other operating income/(expense) is comprised of:
Restructuring costs                                    -               -        (3,551)             -              -
Animal rights costs                                    -               -          (575)             -          (400)
Recovery/bad debt relating to
  bankruptcy of an exchange broker                     -               -            396             -          (350)
Share of associate company income                      -               -            208             -              -

                                            ------------- --------------- -------------- ------------- --------------
                                                       -               -        (3,522)             -          (750)
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

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for re-negotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

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

Consolidation of Alconbury

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months.

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $10 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

RESULTS OF OPERATIONS

Year ended December 31, 2005 compared with year ended December 31, 2004

Revenues in the year ended December 31, 2005 were $172.0 million, an increase of 9.2% on revenues of $157.6 million for the year ended December 31, 2004. The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.7%; with the UK showing a 6.9% increase and the US a 21.6% increase. The growth in revenues reflects the increase in orders and, consequently, backlog over the last 18 months, principally from the pharmaceutical industry. Orders for the year ended December 31, 2005, of $182.7 million at constant exchange rates were 3% above the previous year. At December 31, 2005 backlog (booked-on work) amounted to approximately $122 million, an increase of 3% above the level at December 31, 2004 (7% net of foreign currency effect). The growth in revenues in the UK was lower than that in the US, in part because the UK includes a higher proportion of non-pharmaceutical business, a market that is not growing.

Cost of sales in the year ended December 31, 2005 were $124.8 million (72.6% of revenue), an increase of 6.6% on cost of sales of $117.1 million (74.3% of revenue) for the year ended December 31, 2004. The underlying increase after adjusting for the impact of the movement in exchange rates was 7.3%. In the UK cost increases in sterling were only 4.7%, which is lower than the revenue growth as capacity is filled without the corresponding increase in fixed costs, the main increase being in labour and direct study costs. Increases in costs in the US were 18.6%, mainly due to increases in labor costs and direct study costs reflecting the growth in revenues.

Selling, general and administrative expenses rose by 6.1% to $26.2 million for the year ended December 31, 2005 (15.2% of revenue) from $24.7 million (15.7% of revenue) in the year ended December 31, 2004. The underlying increase after adjusting for the impact of the movement in exchange rates was 2.9%.

Net interest expense increased by 22.6% to $8.0 million for the year ended December 31, 2005 from $6.5 million in the year ended December 31, 2004. Approximately $1.1 million of this increase was due to higher rates of interest as a result of the Sale/Leaseback transaction and a further $0.2 million represented additional expense associated with the warrants.

Other expense of $7.4 million for the year ended December 31, 2005 comprised $5.1 million from the non-cash foreign exchange remeasurement loss on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling), finance arrangement fees of $2.8 million, offset by other exchange gains $0.5 million. In the year ended December 31, 2004 there was other income of $2.9 million which was comprised of a non-cash foreign exchange remeasurement gain on the Capital Bonds of $3.3 million offset by $0.4 million relating to the cost of a currency hedge contract.

Taxation expense on income for the year ended December 31, 2005 was $4.1 million representing an expense at 73% compared to a taxation benefit of $5.4 million representing a benefit at 44% for the year ended December 31, 2004. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2005 and December 31, 2004 is shown below:

                                                      % of income before
                                                         income taxes
                                                  2005               2004
                                                    %                  %

US statutory rate                                  35                 35
Foreign rate differential                          24                 (6)
US property sale gain                              59                  -
UK R & D credit and non-deductible items          (45)               (36)
State taxes                                         8                  1
Change in estimate                                 (8)               (38)
                                              ---------------    --------------
Effective tax rate                                 73                (44)
                                              ---------------    --------------

The US leaseback gain has arisen from the sale of the US property as part of the sale and leaseback deal. The gain on the sale of the UK assets has been offset against brought forward capital losses resulting in a deferred tax movement.

The losses before tax of the British Virgin Islands represents the Alconbury balances which have been consolidated in accordance with the provisions of FASB Interpretation No. 46R.

The main reason for the change in estimate in 2004 relates to the Huntingdon 2003 tax provisions. The UK government from April 1, 2002 introduced a new tax allowance, `Research and Development (R & D) Tax Credit', for large companies. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon made a claim for the R & D Tax Credit, which has now been accepted. The 2003 provision has been included in the 2004 change in estimate. The 2004 and 2005 claims are part of the non-deductible items above.

The overall net income for the year ended December 31, 2005 was $1.5 million compared to $17.6 million in the year ended December 31, 2004. The diluted income per share for the year ended December 31, 2005 was $0.10 compared to $1.29 for the year ended December 31, 2004.

Earnings before interest, taxes, depreciation and amortization, other income/(expense) and other operating expenses in 2005 ("EBITDA") was $30.6 million, or 17.8% of revenues, compared with $25.4 million, or 16.1% of revenues for 2004.

The Company believes that EBITDA information, which for this Company excludes other income/(expense) and other operating expenses, enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while securities analysts, lenders and others in their evaluation of companies frequently use EBITDA, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income tax, depreciation and amortization, other income/(expense) and other operating expenses, EBITDA provides an indicator of general economic performance that is not affected by changes in debt levels, fluctuations in interest rates or effective tax rates, levels of depreciation and amortization, exchange rate movements on the Convertible Capital Bonds or one off operating expenses. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to n et income, which reflects overall financial performance, including the effects of interest, taxes, depreciation, amortization, other income/(expense) and other operating expenses.

Year ended December 31, 2004 compared with the year ended December 31, 2003

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

Other income of $2.9 million for the year ended December 31, 2004 comprised $3.3 million from the non-cash foreign exchange remeasurement gain on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling), offset by $0.4 million relating to the cost of a currency hedge contract. In the year ended December 31, 2003 there was other income of $5.4 million which was comprised of a non-cash foreign exchange remeasurement gain on the Convertible Capital Bonds of $4.8 million and a $0.6 million gain made on the partial repurchase of the Convertible Capital Bonds.

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

Earnings before interest, taxes, depreciation and amortization, other income/(expense) and other operating expenses in 2004 ("EBITDA") was $25.4 million, or 16.1% of revenues, compared with $14.6 million, or 11.0% of revenues for 2003.

The Company believes that EBITDA information, which for this Company excludes other income/(expense) and other operating expenses, enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while securities analysts, lenders and others in their evaluation of companies frequently use EBITDA, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income tax, depreciation and amortization, other income/(expense) and other operating expenses, EBITDA provides an indicator of general economic performance that is not affected by changes in debt levels, fluctuations in interest rates or effective tax rates, levels of depreciation and amortization, exchange rate movements on the Convertible Capital Bonds or one off operating expenses. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to n et income, which reflects overall financial performance, including the effects of interest, taxes, depreciation, amortization, other income/(expense) and other operating expenses.


SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the three years ended December 31, 2005 is as follows:

The   performance  of  each  segment  is  measured  by  revenues  and  operating income/(loss) before other operating expenses.

Company                                                               2005                 2004                 2003
                                                                      $000                 $000                 $000
Revenues
           UK                                                      135,054              127,148              104,324
           US                                                       36,959               30,403               28,110
                                                            ---------------     ----------------     ----------------
                                                                  $172,013             $157,551             $132,434

                                                            ---------------     ----------------     ----------------
Operating income/(loss) before other operating expenses

           UK                                                       22,531               18,716                9,282
           US                                                        5,239                3,861                2,085
           Corporate                                               (6,751)              (6,753)              (4,598)

                                                            ---------------     ----------------     ----------------
                                                                   $21,019              $15,824               $6,769
                                                            ---------------     ----------------     ----------------
Other operating expense

           UK                                                            -                    -              (3,155)
           US                                                            -                    -                    -
           Corporate                                                     -                    -                (367)
                                                            ---------------     ----------------     ----------------

                                                                        $-                   $-             $(3,522)

                                                            ---------------     ----------------     ----------------
Operating income/(loss)

           UK                                                       22,531               18,716                6,127
           US                                                        5,239                3,861                2,085
           Corporate                                               (6,751)              (6,753)              (4,965)

                                                            ---------------     ----------------     ----------------
                                                                   $21,019              $15,824               $3,247
                                                            ---------------     ----------------     ----------------



UK

2005 v 2004

Revenues increased by 6.2% in the year ended December 31, 2005 compared with the year ended December 31, 2004. After allowing for the effect of exchange rate movements the increase was 6.9%. The growth in revenues reflects the increase in orders and, consequently, backlog over the last eighteen months, principally from the pharmaceutical industry. Orders for the year ended December 31, 2005 at constant exchange rates were 2.2% above the previous year.

Costs increased 6.5% in the year ended December 31, 2005 compared with the year ended December 31, 2004. After allowing for the effect of exchange rate movements, the increase was 6.5%. The main increases were in labour and direct material costs, and reflected the increase in revenues.

The operating income for the year ended December 31, 2005 was $22.5 million compared with $18.7 million in the previous year.

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


US

2005 v 2004

Revenues increased by 21.6% in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The growth in revenues reflects the increase in orders and consequently, backlog, over the last 18 months, principally from the pharmaceutical industry. Orders for the year ended December 31, 2005 were 0.7% above the previous year .

Costs increased by 16.8% in the year ended December 31, 2005 as compared with the year ended December 31, 2004. This cost increase was mainly due to higher labour and direct materials, and reflected the increase in revenues.

The operating income for the year ended December 31, 2005 was $5.2 million compared with an operating income of $3.9 million in the previous year.

2004 v 2003

Revenues increased by 8.4% in the year ended December 31, 2004 as compared to the year ended December 31, 2003. Orders for the year ended December 31, 2004 were 25.1% above the previous year and 21.5% above revenues for the year.

Costs increased by 2% in the year ended December 31, 2004 as compared with the year ended December 31, 2003. This cost increase was mainly due to higher direct materials as a result of the higher revenues.

The operating income for the year ended December 31, 2004 was $3.9 million compared with an operating income of $2.1 million in the previous year.

Corporate

2005 v 2004

Corporate costs for the year ended December 31, 2005 were $6.8 million, an increase of 0% on corporate costs for the year ended December 31, 2004 of $6.8 million. Increases in labour and general expenses were offset by lower bonuses accrued for senior employees.

The operating loss for the year ended December 31, 2005 was $6.8 million compared with an operating loss for the year ended December 31, 2004 of $6.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.6 million (approximately $43.4 million), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd., and was secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises were made in 2005.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury has agreed to make a best effort to repay within twelve months. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

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

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.1 million).

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $6 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7 million offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2005, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

As indicated in Note 16 - Subsequent Events, these bonds are being redeemed with the proceeds from the New Financing, which occurred in March 2006.

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

Cash flows

During the year ended December 31, 2005 funds used were $17.9 million, decreasing cash on hand and on short-term deposit from $33.3 million at December 31, 2004 to $15.4 million at December 31, 2005. The cash used by operating, investing and financing activities was as follows (in millions):

                                                                        2005               2004               2003
                                                                        ----               ----               ----
Operating income before other operating expense                        $21.0              $15.8               $6.8
Depreciation and loss on disposal of fixed assets                        9.6                9.5                9.3
Impairment of fixed assets                                                 -                  -                2.0
Working capital movement                                               (5.5)               10.1              (0.6)
Interest                                                               (8.0)              (5.9)              (6.0)
Capital expenditure                                                   (16.0)             (11.1)              (8.7)
Cash acquired on business acquisition                                      -                  -                1.9
Other (expense)/income                                                                    (2.6)              (1.5)
Loan repayments net of shares issued                                   (9.9)              (0.1)              (1.1)
Effect of exchange rate changes on cash                                (9.1)                0.3                0.6
                                                                -------------      -------------      -------------
                                                                     $(17.9)              $16.0               $2.7
                                                                -------------      -------------      -------------

The movement in working capital for the year ended December 31, 2005 was due to a decline in net days sales outstanding (DSOs) and the Sale/Leaseback transaction expenses paid on behalf of Alconbury, offset by an increase in the current portion of the pension liability.

Net days sales outstanding (DSOs) at December 31, 2005 were 16 days, a decline from the 4 days at December 31, 2004. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total revenue. The impact on liquidity from a one-day change in DSO is approximately $377,000.

Loan repayments for the year ended December 31, 2005 represented the additional cash on hand used in the Sale/Leaseback transaction used to repay the Company's (pound)22.6 million ($41.1 million) non-bank debt.

At December 31, 2005, the Company had a working capital deficit of $56.5 million as the Convertible Capital Bonds repayable in September 2006 are now classified as a current liability. The Company believes that projected cash flow from operations will satisfy its other contemplated cash requirements for at least the next 12 months. See Note 16 - Subsequent Events.

Commitment and Contingencies

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. Finally Life Sciences Research Limited is obliged to make contributions to its defined pension plan of (pound)2.7 million ($4.6 million) per year, plus expenses estimated at (pound)0.3 million ($0.5 million) a year for the next 5 years. These commitments are set out in the table below:

                                                                  Year ended December 31
                                          Total       2006      2007      2008       2009       2010       2011+
                                          $000        $000      $000      $000       $000       $000       $000
Capital lease obligations                $1,524      $  609    $  550     $  365         -         -        -
Operating leases                          1,852         781       571        345       154         1        -
Purchase obligations                      3,716       2,809       907          -         -         -        -
Pension plan obligations                  25,750      5,150     5,150      5,150     5,150     5,150

                                        ----------- --------- --------- --------- --------- ---------- ---------
                                         $32,842     $9,349    $7,178     $5,860    $5,304     $5,151        -
                                        ----------- --------- --------- --------- --------- ---------- ---------

Contingencies

The Company is party to certain legal actions arising in the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

ORDERS

New business signings totaled $183 million for the year ended December 31, 2005, an increase of 3% exclusive of the impact of movements in exchange rates from the prior year. 2004 saw a rapid growth in business from the
Pharmaceutical industry and this growth in business was maintained in 2005, with particularly strong order growth in toxicology testing as companies invested in their early stage pipelines. However there was a decline in the amount of work outsourced from the Agrochemical industry, both on new chemical entities and as registration work under European Directive 91/414/EEC diminished.

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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2005.

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

Exchange rates for translating sterling into US dollars were as follows:


                            At December 31                 Average Rate (1)
                            --------------                 ----------------
         2002                   1.6099                       1.5039
         2003                   1.7857                       1.6354
         2004                   1.9199                       1.8321
         2005                   1.7168                       1.8195

(1) Based on the average daily exchange rates during the period.

On March 13, 2006 the noon buying rate for sterling was (pound)1.00 = $1.7310.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2005:

                                                            Expected Maturity Date
                                      2005    2006     2007    2008    2009  Thereafter    Total  Fair
                                                                                                      Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling   4,755       -        -       -       -          -     4,755      4,755
                  - Euro             1,450       -        -       -       -          -     1,450      1,450
                  - Japanese Yen     1,823       -        -       -       -          -     1,823      1,823

Accounts

receivable        - Pound Sterling  20,335       -        -       -       -          -    20,335     20,335
                  - Euro             1,012       -        -       -       -          -     1,012      1,012
                  - Japanese Yen     1,789       -        -       -       -          -     1,789      1,789

Debt              - Japanese Yen       283       -        -       -       -          -       283        283



INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have duration in excess of one year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No.
123. However, SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. SFAS No. 123R will be effective for the first annual period beginning after June 15, 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the amounts of share-based payments granted in the future. The Company adopted SFAS 123R effective January 1, 2006.

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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2005.

Non-Bank Loans

The Company's (pound)22.6 million (approximately $41.1 million on June 14, 2005) non-bank loan was UK pound sterling denominated and did not contribute to transaction gains and losses on the income statement. Interest on all outstanding borrowings on this non-bank loan was based upon LIBOR plus a margin, approximately 6.66% per annum for the period ended June 14, 2005. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

Revenue

For the year ended December 31, 2005, approximately 73% of the Company's net revenues were from outside the US.

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

These bonds are being redeemed with the proceeds from the New Financing received in March 2006. Please see Note 16 - Subsequent Events.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                        Page


Managements' Report on Consolidated Financial Statements and Internal Control ......................44

Internal Control Report of Auditors.................................................................45

Independent Auditors' Report - December 31, 2005 and 2004...........................................46

Consolidated Statements of Operations-
Years ended December 31, 2005, 2004 and 2003........................................................47

Consolidated Balance Sheets - December 31, 2005 and 2004............................................48

Consolidated Statements of Shareholders' (Deficit)/Equity and
Comprehensive Income/(Loss) - Years ended December 31, 2005, 2004 and 2003..........................50

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003................52

Notes to Consolidated Financial Statements  ........................................................53


Managements' Report on Consolidated Financial Statements and Internal Control

The management of Life Sciences Research, Inc. (the "Company") has prepared, and is responsible for, the Company's consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The purpose of this system of internal accounting controls over financial reporting is to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of accurate and complete consolidated financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal audit function that evaluates and reports on the adequacy and effectiveness of internal controls, policies and procedures.

The Company's management concluded that its internal control over financial reporting as of December 31, 2005 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Hugh Scott, P.C., as stated in their reports which are included elsewhere herein.


/ S /    Andrew Baker
Chairman and Chief Executive Officer - Principal Executive Officer



/ S /    Richard Michaelson
Chief Financial Officer   - Principal Financial and Accounting Officer



East Millstone, New Jersey

February 17, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited management's assessment, included in Managements' Report on Consolidated Financial Statements and Internal Control, that Life Sciences Research, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Life Sciences Research, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Life Sciences Research, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Life Sciences Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Sciences Research, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006 expressed an unqualified opinion thereon.


/s/ Hugh Scott, P.C.

Lakewood, New Jersey
February 17, 2006

Report of Independent Registered Public Accounting Firm on financial statements The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited the accompanying consolidated balance sheets of Life Sciences Research, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders equity (deficit) and comprehensive income
(loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Sciences Research, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Life Sciences Research, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.


/s/ Hugh Scott, P.C.

Lakewood, New Jersey
February 17, 2006, except for Note 16 which is dated March 2, 2006


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000's), except per share amounts

                                                                        Year Ended December 31,
                                                                  2005                  2004                2003

Revenues                                                      $172,013              $157,551            $132,434
Cost of sales                                                (124,820)             (117,061)           (104,798)
                                                    -------------------     -----------------     ---------------

Gross profit                                                    47,193                40,490              27,636
Selling, general and administrative expenses                  (26,174)              (24,666)            (20,867)
Other operating expense                                              -                     -             (3,522)
                                                    -------------------     -----------------     ---------------
Operating income                                                21,019                15,824               3,247
Interest income                                                     79                   114                  94
Interest expense                                               (8,072)               (6,635)             (6,084)
Other (expense) income                                         (7,406)                 2,890               5,362

                                                    -------------------     -----------------     ---------------
Income before income taxes                                       5,620                12,193               2,619
Income tax (expense)/benefit                                   (4,129)                 5,401               1,109
                                                    -------------------     -----------------     ---------------
Net income                                                      $1,491               $17,594              $3,728
                                                    ===================     =================     ===============
Income per share
 -basic                                                          $0.12                 $1.45               $0.31
 -diluted                                                        $0.10                 $1.29               $0.29

Weighted average number of common stock outstanding
 -basic                                                     12,517,636            12,153,105          11,957,760
 -diluted                                                   14,533,377            13,607,308          12,699,576


The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets
Dollars in (000's), except per share amounts

                                                                                              December 31,
ASSETS                                                                                    2005             2004
Cash and cash equivalents                                                              $15,420          $33,341
Accounts receivable, net of allowance of $618 and $255 in 2005 and 2004,
  respectively                                                                          26,810           27,841
Unbilled receivables                                                                    11,981           11,516
Inventories                                                                              1,992            2,024
Prepaid expenses and other current assets                                                7,062            2,929
                                                                                  -------------   --------------
Total current assets                                                                   $63,265          $77,651
                                                                                  -------------   --------------
Property and equipment, net                                                            105,605          109,999
Goodwill                                                                                 1,195              901
Other intangibles                                                                          901                -
Unamortized capital bonds issue costs                                                       70              271
Deferred income taxes                                                                   13,333           11,253
                                                                                  -------------   --------------
Total assets                                                                          $184,369         $200,075
                                                                                  -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                                       $15,742          $13,547
Accrued payroll and other benefits                                                       3,655            4,024
Accrued expenses and other liabilities                                                  15,862           19,987
Pension Liabilities                                                                      4,635               -
Short-term debt                                                                         46,946              719
Fees invoiced in advance                                                                32,920           37,574
                                                                                  -------------   --------------
Total current liabilities                                                             $119,760          $75,851
                                                                                  -------------   --------------
Long-term debt                                                                          30,430           89,685
Pension liabilities, less short-term portion                                            48,747           36,603
                                                                                  -------------   --------------
Total liabilities                                                                     $198,937         $202,139
                                                                                  -------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Commitments and contingencies                                                                -                -
Shareholders' equity/(deficit)
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                                 -                -
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None                                                                 -                -
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at December 31, 2005: 12,553,251
(December 31, 2004: 12,441,281)                                                            126              125
Paid in capital                                                                         75,848           75,671
Less: Promissory notes for issuance of common stocks                                     (205)            (697)
Accumulated other comprehensive loss                                                  (49,389)         (34,724)
Accumulated deficit                                                                   (40,948)         (42,439)
                                                                                  ------------------------------
Total shareholders' (deficit)                                                        $(14,568)         $(2,064)
                                                                                  ------------------------------
Total liabilities and shareholders' equity/(deficit)                                  $184,369         $200,075
                                                                                  -------------   --------------


The accompanying notes are an integral part of the consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and Comprehensive Income/(Loss)
Dollars in (000's), except per share amounts

                                  Common    Common     Promissory     Additional   Accumulated  Accumulated     Total
                                  Stock      Stock     Notes for        Paid in      Deficit    Other
                                            at Par    Issuance of       Capital                 Compre-hensive
                                                      Common Stock                              Loss

Balance, December 31, 2002          11,932      $119     $(684)            $75,098   $(63,761)       $(18,576)  $(7,804)
Issue of shares                        103         1          -                  3           -               -         4
Repayment of Promissory notes
                                         -         -         23                  -           -               -        23
Comprehensive loss:
    Net income for the year              -         -          -                  -       3,728               -         -
    Minimum pension liability,
    net of $971 deferred tax -
    Deficiency on UK defined
    benefit pension plan                 -         -          -                  -           -         (2,265)         -

    Translation adjustments,
    net of $123 tax                      -         -          -                  -           -         (2,132)         -
    Total comprehensive loss             -         -          -                  -           -               -     (669)

                                -----------------------------------------------------------------------------------------

Balance, December 31, 2003          12,035      $120     $(661)            $75,101   $(60,033)       $(22,973)  $(8,446)

Issue of shares                        406         5          -                570           -               -       575
Increase in value net of
repayment of Promissory notes
                                         -         -       (36)                  -           -               -      (36)
Comprehensive loss:
    Net income for the year              -         -          -                  -      17,594               -         -
    Minimum pension liability,
    net of $4,385 deferred tax
    - Deficiency on UK defined
    benefit pension plan                 -         -          -                  -           -        (10,233)         -

    Translation adjustments,
    net of $232 tax                      -         -          -                  -           -         (1,518)         -
    Total comprehensive income
                                         -         -          -                  -           -               -     5,843
                                -----------------------------------------------------------------------------------------

Balance, December 31, 2004          12,441      $125     $(697)            $75,671   $(42,439)       $(34,724)  $(2,064)



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and Comprehensive Income/(Loss)
Dollars in (000's), except per share amounts

                                  Common    Common     Promissory     Additional   Accumulated  Accumulated      Total
                                  Stock      Stock     Notes for        Paid in      Deficit    Other
                                            at Par    Issuance of       Capital                 Compre-hensive
                                                      Common Stock                              Loss

Balance, December 31, 2004          12,441      $125     $(697)            $75,671   $(42,439)       $(34,724)  $(2,064)
Issue of shares                        112         1          -                177           -               -       178
Increase in value net of
repayment of Promissory notes
                                         -         -        492                  -           -               -       492
Comprehensive loss:
    Net income for the year              -         -          -                  -       1,491               -         -
    Minimum pension liability,
    net of $6,186 deferred tax
    - Deficiency on UK defined
    benefit pension plan
                                         -         -          -                  -           -        (14,435)         -

    Translation adjustments,
    net of $32 tax                       -         -          -                  -           -           (230)         -

    Total comprehensive loss             -         -          -                  -           -               -  (13,174)

Balance, December 31, 2005          12,553      $126     $(205)            $75,848   $(40,948)       $(49,389)  $(14,568)
                                -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in (000's) except per share amounts

                                                                               Year Ended December 31,
                                                                         2005           2004          2003
Cash flows from operating activities:
Net income                                                             $1,491        $17,594        $3,728
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization                                           9,581          9,530         9,049
Impairment of fixed assets                                                  -              -         2,014
Loss on disposals of fixed assets                                           -              -           271
Foreign exchange loss/(gain) on Capital Bonds                           5,145        (3,345)       (4,760)
Foreign exchange gain on intercompany balances                          (518)              -             -
Deferred income tax expense/(benefit)                                   4,128        (5,512)       (1,234)
Gain on repurchase of Capital Bonds                                         -              -         (602)
Share of profit on acquisition                                              -              -         (208)
Provision for losses on accounts receivable                               363          (302)           244
Amortization of Capital Bonds issue costs                                 184            179           165
Amortization of Financing Costs                                         2,780              -             -
Amortization of warrants                                                  347            179           290
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses       (11,475)        (8,974)         5,063
Inventories                                                             (181)              -         (157)
Accounts payable, accrued expenses and other liabilities                6,072          4,841         2,048
Fees invoiced in advance                                                (859)         12,776       (5,972)

                                                                  ------------   ------------  ------------

Net cash provided by operating activities                             $17,058        $26,966        $9,939
                                                                  ------------   ------------  ------------
Cash flows from investing activities:
Purchase of property, plant and equipment                            (15,973)       (11,096)       (8,716)
Cash acquired with Subsidiary                                               -              -         1,893
                                                                  ------------   ------------  ------------

Net cash used in investing activities                               $(15,973)      $(11,096)      $(6,823)

                                                                  ------------   ------------  ------------
Cash flows from financing activities:
Proceeds from issue of Voting Common Stock                                670            539            27
Proceeds from long-term borrowings                                     30,000              -           444
Repayments of long-term borrowings                                   (41,106)              -       (1,328)
Repayments of short term borrowings                                       500          (651)         (253)

                                                                  ------------   ------------  ------------
Net cash used in financing activities                                $(9,936)         $(112)      $(1,110)

                                                                  ------------   ------------  ------------
Effect of exchange rate changes on cash and cash equivalents          (9,070)            312           621
                                                                  ------------   ------------  ------------
(Decrease)/increase in cash and cash equivalents                     (17,921)         16,070         2,627
Cash and cash equivalents at beginning of year                         33,341         17,271        14,644
                                                                  ------------   ------------  ------------
Cash and cash equivalents at end of year                              $15,420        $33,341       $17,271
                                                                  ------------   ------------  ------------
Supplementary Disclosures:
Interest paid                                                          $7,913         $5,928        $5,544
Taxes paid:
              Japan                                                       $18           $139           $78
              US                                                         $298           $195           $35


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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements incorporate the accounts of LSR and each of its subsidiaries. All inter-company balances have been eliminated upon consolidation.

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries and its successors (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months.

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $10 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7 million offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

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

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2005 or 2004.

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


                                                Year ended December         Year ended            Year Ended
                                                     31, 2005           December 31, 2004      December 31, 2003
                                              ------------------------ --------------------- ----------------------

                                                       $000                    $000                  $000
Net income                   As reported               $1,491                  $17,594                $3,728
Less: Pro forma
expense as if stock
options were charged
against net income, net
of tax                                                   (431)                   (281)                  (67)
                                                      ----------           ------------          -------------
                             Pro forma                 $1,060                  $17,313                $3,661
Basic and Diluted EPS:       As Reported          $0.12 and $0.10        $1.45 and $1.29        $0.31 and $0.29
                             Pro forma            $0.08 and $0.07        $1.42 and $1.27        $0.31 and $0.29

The weighted average fair value at the date of grant for options granted during 2005, 2004 and 2003 was $7.74, $3.44 and $1.03 respectively. The options granted prior to 2002 are considered to have no value. These fair values were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

                                            2005          2004          2003
Dividend yield                               0%            0%            0%
Volatility                                  56%           135%          40%
Risk-free interest rate                    3.93%          4.63%        3.72%
Expected term of options (in years)       10 years      10 years      10 years

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No.
123. However, SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. SFAS No. 123R will be effective for the first annual period beginning after June 15, 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the amounts of share-based payments granted in the future. The Company adopted SFAS 123R effective January 1, 2006.

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:
                                                                   2005            2004
                                                                   $000            $000
Property, plant and equipment at cost:

Building and facilities                                         122,723         128,395
Plant, equipment, vehicles, computers and software              108,108         110,005
Assets in the course of construction                                316             330
                                                          -------------- ---------------
                                                                231,147         238,730
Less: Accumulated depreciation                                (125,542)       (128,731)
                                                          -------------- ---------------
Property and equipment, net                                    $105,605        $109,999
                                                          -------------- ---------------

Depreciation expense aggregated $9,581,000, $9,530,000 and $9,049,000 for 2005,
2004 and 2003 respectively.

The net book value of assets held under capital leases and included above is as follows:

                                      Cost       Depreciation   Net book
                                                                  Value
                                      $000          $000          $000
At December 31, 2005                  1,995         246           1,749
At December 31, 2004                    981         114            867

Depreciation on these capital leases and included above, amounted to $140,000, $192,000, and $68,000 for the years ended at December 31, 2005, 2004 and 2003, respectively.

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

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price is payable over a three year period, and is equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period shall be made at the rate which had been in effect for commissions prior to the acquisition, and is payable semi-annually. At December 31, 2005 and 2004, goodwill on purchase was Japanese Yen 132,000,000 and 99,500,000 ($1,195,000 and $901,000 at year end rates) respectively.

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

Other intangible assets represent finance costs of $922,000, associated with the sale/leaseback transaction, net of amortization of $21,000. These costs are being amortized over the period of the lease.

5.       INCOME TAXES

The components of income before taxes and the related benefit/(expense) for tax for the years ended December 31 are as follows:

Income/(loss) before taxes                                       2005             2004              2003
                                                                 $000             $000              $000
United Kingdom                                                 10,823           13,761             1,452
United States                                                     207          (1,669)               887
Japan                                                              96              101               280
British Virgin Islands                                        (5,506)                -                 -
                                                         -------------    -------------     -------------
                                                         -------------    -------------     -------------

The benefit/(expense)for income taxes by location                2005              2004             2003
of the taxing jurisdiction for the years ended                   $000              $000             $000
December 31, consisted of the following:
Current Taxation:
-        State Taxes - US                                       (452)              (72)             (39)
-        Corporate Tax - US                                     (200)                 -                -
-        Corporate Tax - Japan                                   (55)              (44)             (86)
Deferred taxation:
-        United Kingdom                                         (326)             4,864            2,263
-        United States                                        (3,123)               651          (1,029)
-        Japan                                                     27                 2                -
                                                         -------------     -------------    -------------
                                                             $(4,129)            $5,401           $1,109
                                                         -------------     -------------    -------------


Reconciliation between the US statutory rate and the effective rate is as follows:

                                                 % of income/(loss) before income taxes
                                                       2005        2004        2003
                                                          %           %           %
US statutory rate                                        35          35          35
Foreign rate differential                                24         (6)         (3)
US Leaseback gain                                        59           -           -
UK R & D credit and non-deductible items               (45)        (36)          13
State taxes                                               8           1           2
Change in estimate                                      (8)        (38)        (89)

                                                ------------  ----------  ----------
Effective tax rate                                       73        (44)        (42)
                                                ------------  ----------  ----------


The US leaseback gain has arisen from the sale of the US property as part of the Sale/Leaseback Transaction. The gain on the sale of the UK assets has been offset against brought forward capital losses resulting in a deferred tax movement.

The losses before tax of the British Virgin Islands represents the Alconbury balances which have been consolidated in accordance with the provisions of FASB Interpretation No. 46R.

The main reason for the change in estimate in 2004 relates to the Huntingdon 2002 and 2003 tax provisions. The UK government introduced a new tax allowance, `Research and Development (R & D) Tax Credit, for large companies from April 1, 2002. At the end of 2002, it was not certain how this would apply to Huntingdon. When submitting Huntingdon's 2002 corporation tax computation, and following discussions with the UK Inland Revenue, Huntingdon has made a claim for the R & D Tax Credit, which has now been accepted and the 2003 provision included in the 2004 change in estimate. The 2004 and 2005 claims are part of the non-deductible items above. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                                2005                   2004
                                                                $000                   $000


Non-current deferred tax assets:
Net operating losses - US                                     $2,285                 $5,189
Net operating losses - UK                                     18,376                 20,801
Net operating losses - Japan                                      46                     27
Net pension plan minimum liability adjustment - UK            16,001                 10,968
Capital losses - UK                                           10,739                 16,373

Valuation allowance - UK                                    (10,739)               (16,373)
                                                           ----------            -----------
Net non-current deferred tax assets                          $36,708                $36,985
                                                           ----------            -----------
Non-current deferred tax liabilities:
Property and equipment -  US                                 $   773                $   554
                       -  UK                                  22,602                 25,178
                                                           ----------            -----------
Total                                                        $23,375                $25,732
                                                           ----------            -----------
Net non-current deferred tax assets                          $13,333                $11,253


In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

Of the gross amount of net operating losses in the US of $1,244,000 expires in 2018, $523,000 expires in 2019, $1,087,000 expires in 2021, $492,000 expires in
2022, $3,000 expires in 2023, $1,815,000 expires in 2024, and $495,000 expires in 2025. The gross amount of net operating losses in the UK of $61,255,000 have no expiration date. The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

6.       LONG-TERM DEBT AND RELATED PARTY LOANS

                                             2005                 2004
                                             $000                 $000
Non-bank loans                                  -               43,424
Alconbury loan                             30,000                    -
Warrants                                    (389)                (310)
Capital leases, net of current                819                  376
portion
Convertible Capital Bonds                       -               46,195

                                    --------------      ---------------

                                          $30,430              $89,685

                                    -----------------    ---------------


Repayment Schedule                     Total          2007         2008         2009          2010       Thereafter
                                       $000           $000         $000         $000          $000          $000

Alconbury loan                         30,000       30,000             -           -           -             -
Warrants                                 (389)        (389)            -           -           -             -
Capital leases                            819          473           346           -           -             -

                                   -------------- ------------- ----------- ------------- ------------- -------------

                                      $30,430      $30,084          $346          $-          $-            $-

                                   -------------- ------------- ----------- ------------- ------------- -------------

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($41.4 million approximately), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd and was secured by the guarantees of the wholly owned subsidiaries of the Company including LSR Ltd., Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. The value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises were made in 2005.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

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

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms.

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

Convertible Capital Bonds

The remainder of the Company's long term financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2005 and 2004 $46.2 million was outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

These bonds are currently being redeemed with the proceeds from the New Financing, as disclosed in Note 16 - Subsequent Events.

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

On June 14, 2005, the Company completed the Sale/Leaseback Transaction with Alconbury, a company controlled by Mr. Baker, LSR's Chairman and CEO. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of approximately $4.8 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal instalments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.

Alconbury has received an interest free loan of $250,000, which has been included in accrued expenses and other liabilities, from Andrew Baker, LSR's Chairman and CEO.

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($363,411), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($75,539) per year from the (pound)66,000 ($113,309) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($368,254) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2005 is (pound)120,000 ($205,000 at year-end foreign exchange rates).

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's principal financial instruments comprise cash and cash equivalents, accounts receivables, unbilled receivables and long-term debt. The Company does not hold financial instruments for trading purposes.

The estimated fair value of the Company's financial instruments as of December 31, 2005 and 2004 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

                                                                    2005                          2004
                                                             Carrying       Estimated        Carrying    Estimated
                                                                Value      Fair Value           Value   Fair Value
                                                                 $000            $000            $000         $000

Primary financial instruments held or issued to finance the Company's operations:

Cash and cash equivalents                                     $15,420         $15,420         $33,341      $33,341
Accounts receivable                                            26,810          26,810          27,841       27,841
Short-term debt (excluding the Convertible Capital
Bonds in 2005)                                                    751             751             719          719
Accounts payable                                               15,742          15,742          13,547       13,547
Fees invoiced in advance                                       32,920          32,920          37,574       37,574
Long-term debt (excluding the Convertible Capital
Bonds in 2004)                                                 30,430          30,430          43,490       43,490
Convertible Capital Bonds                                      46,195          46,195          46,195       46,195
Pension liabilities                                            53,382          53,382          36,603       36,603

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

Convertible Capital Bonds: The estimated fair value of the Company's Convertible Capital Bonds is based on market prices at year-end.

8.       RESTRUCTURING COSTS

During the fourth quarter of 2003, the Company recorded restructuring charges of $3,551,000 including impairment of fixed assets of $2,014,000, and employee severance of $1,537,000 associated with the UK facilities. These charges arose from the consolidation of duplicate facilities in response to changes in the market, particularly for non-pharmaceutical services, and the closure of excess and outdated toxicology capacity. This restructuring will improve the efficiency of the Company's operations and did not impair its ability to service clients' needs.

9.       OTHER INCOME/(EXPENSE)

                                                               2005           2004           2003
                                                               $000           $000           $000

      Exchange (loss)/gain on Capital Bonds                $(5,144)         $3,345         $4,760
      Other exchange gains - intercompany balances              518              -              -
      Amortization of financing costs                       (2,780)              -              -
      Gain on partial repurchase of Capital Bonds                 -              -            602
      Cost of currency hedge contract                             -          (455)              -
                                                     ---------------    -----------    -----------
                                                           $(7,406)         $2,890         $5,362
                                                     ---------------    -----------    -----------



10.      COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. These commitments are set out in the table below:

                                                                   Year ended December 31
                                    Total     2006      2007       2008      2009      2010       2011+
                                    $000      $000      $000       $000      $000      $000       $000
Capital lease obligations          $1,524     $  609     $ 550      $ 365         -       -          -
Operating leases                    1,852        781       571        345       154       1          -
Purchase obligations                3,716      2,809       907          -         -       -          -

Pension plan obligations           25,750      5,150      5,150      5,150     5,150    5,150        -
                                  ----------- --------- ---------- --------- --------- ---------- ---------
                                  $32,842     $9,349     $7,178     $5,860    $5,304   $5,151        -
                                  ----------- --------- ---------- --------- --------- ---------- ---------

Capital lease payments are as follows:
                                                             $000
Total payments due                                          $1,524
Less amounts representing interest                           (241)
                                                             ----------------
Present value of net minimum lease payments                  1,283
Less current portion of capital lease obligations            (464)
                                                             ----------------
Non-current portion of capital lease obligations             $819

                                                             ================

Depreciation on these capital leases amounted to $140,000, for the year ended December 31, 2005.

Operating lease expenses were as follows:

                                 2005        2004       2003
                                 $000        $000       $000
Plant and equipment               441        291         451
Other operating leases            418        405         410

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

11.      SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2005 and 2004 LSR had outstanding 12,553,251 and 12,441,281 shares of Voting Common Stock of par value of $0.01 each respectively.

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

Grants to Directors
Name                                     Number Granted
----                                     --------------
Gabor Balthazer                                    20,000
John Caldwell                                      20,000
Kirby Cramer                                       40,000

Grants to Named Executive Officers
Name                                     Number Granted
----                                     --------------
Andrew Baker                                      200,000
Mark Bibi                                          50,000
Brian Cass                                        200,000
Julian Griffiths                                   60,000
Richard Michaelson                                 90,000

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


In 2005, options to purchase an aggregate of 23,600 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, or the terms set forth above, are listed below:

Date of Grant               Numbers Granted             Exercise Price
-------------               ---------------             --------------
May 23, 2005                      3,600                 $12.00
June 27, 2005                    20,000                 $11.00

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CF0, 27,750 of such options were granted to Julian Griffiths, the Company's Vice President of Operations and 20,545 were granted to Mark Bibi the Company's General Counsel and Secretary. The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2005, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                                   Shares         Wtd Avg. Ex         Number of securities remaining
                                                   (000)             Price             available for future issuance

Outstanding - December 31, 2004                    1,386             $2.13

Granted                                              24              $11.15
Lapsed                                              (14)             $1.64
Exercised                                          (112)             $1.61
                                                 -----------    -----------------    ----------------------------------
Outstanding - December 31, 2005                    1,284             $2.35                       1,791,000
                                                 -----------    -----------------    ----------------------------------
Exercisable at end of year                          916
Weighted average fair value per
option granted in 2005 was                         $7.74

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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional warrants were exercised in 2005.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000. None of these warrants have been exercised as of December 31, 2005.

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. On January 4, 2005 100,000 warrants were issued at the market price on the day of $10.70. 50,000 are exercisable from January 4, 2007 and 50,000 from January 4, 2008. In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

On November 9, 2005 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46. These warrants will vest upon the successful completion of specific goals outlined in the engagement letter with such firm, and will expire on November 9, 2010.

On November 9, 2005 300,000 warrants were issued to an independent third party financial advisor as partial consideration for providing financial advisory services to the Company in obtaining financing. These were issued at an exercise price of $10.46 per share, the closing market price on the date the Company engaged the financial advisor. Such warrants will vest upon closing of said financing, and will expire on November 9, 2005.

See Note 16 - Subsequent Events

In accordance with Emerging Issues Task Force No. 96-18, the Company has recorded the value of the November 2005, performance-based warrant issuances, at their lowest aggregate market value, which is zero. When the performance conditions have been met, the Company will record these issuances based upon the fair value of the warrants on the date of performance completion.

A summary of warrants outstanding at December 31, 2005 is as follows:

Date of issue            Warrants      Exercise price      Expiration Date
October 9, 2001           550,000           $1.50          October 9, 2011
June 11, 2002             410,914           $1.50          June 11, 2012
October 24, 2003          100,000           $2.05          October 24, 2013
January 4, 2005           100,000          $10.70          January 4, 2015
November 9, 2005          625,000          $10.46          November 9, 2010
November 9, 2005          300,000          $10.46          November 9, 2015

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

The components of the net periodic benefit cost of the HLS Defined Benefit Pension Plan for the years ended December 31, are as follows:

                                                       2005                2004                2003
                                                       $000                $000                $000

Interest cost on projected benefit obligation        $7,960              $7,294              $6,101
Expected return on plan assets                       (8,836)             (8,298)             (7,279)
Amortization of transition asset                          -                (145)               (277)
Amortization of actuarial loss                        1,627                 854                 710
                                                 ------------       ------------       -------------
Net periodic cost/(benefit)                            $751              $(295)              $(745)
                                                 ------------       ------------       -------------

The major assumptions used in calculating the pension expense were:

                                                2005        2004       2003
Discount rate                                   5.5%        5.5%       5.5%
Rate of increase of future compensation          N/A         N/A        N/A
Long-term rate of return on plan assets         8.0%        8.0%       8.0%

The overall expected return on plan assets for 2005 was the average of 5.5% per annum expected for debt securities and 9.0% per annum for equity securities and other assets held. The expected returns were based on market yields at the measurement date. Expected returns on the equity and `other' assets allowed for expected economic growth.

A reconciliation of the projected benefit obligation for the HLS Defined Benefit Pension Plan to the accrued pension expense recorded as of December 31 is as follows:

                                                                      2005                2004                 2003
                                                                      $000                $000                 $000

Projected benefit obligation                                    $(169,640)          $(154,613)           $(123,892)
Plan assets at market value                                        116,305             118,054              102,483
                                                               ------------       -------------       --------------
Funded status                                                    $(53,335)           $(36,559)            $(21,409)
Unrecognized net actuarial loss                                     57,472              41,211               24,875
Adjustment for minimum liability - pretax                         (57,472)            (41,211)             (24,734)
Unrecognized net asset at transition                                     -                   -                (141)
                                                               ------------       -------------       --------------
(Accrued)/prepaid pension expense                                $(53,335)           $(36,559)            $(21,409)
                                                               ------------       -------------       --------------
Change in plan assets
Fair value of assets, beginning of year                           $118,054            $102,483              $81,356
Foreign currency changes                                          (12,489)               7,702                8,884
Actual gain on plan assets                                          15,039              11,308               16,202
Employer contributions                                                 687                 768                  809
Benefit payments                                                   (4,986)             (4,207)              (4,768)
                                                               ------------        ------------       --------------
Fair value of assets, end of year                                 $116,305            $118,054             $102,483
                                                               ------------        ------------       --------------

Change in projected benefits obligation
Projected benefit obligation, beginning of year                   $154,613            $123,892              $99,068
Foreign currency changes                                          (16,356)               9,311               10,819
Interest cost                                                        7,511               7,643                6,216
Actuarial losses                                                    28,858              17,974               12,557
Benefit payments                                                   (4,986)             (4,207)              (4,768)

                                                               ------------        ------------       --------------
Projected benefit obligation, end of year                         $169,640            $154,613             $123,892

                                                               ------------        ------------       --------------

The major assumptions used in calculating the pension obligations were

                                                                      2005                 2004                 2003
Discount rate                                                        4.75%                 5.5%                 5.5%
Rate of compensation increase                                          N/A                  N/A                  N/A

The accumulated benefit obligation is the same as the projected benefit obligation as the pension plan has been curtailed.

The Trustees of the pension plan aim to invest with a broad split of 60/40 between their two fund managers. The first manager invests in unit funds that hold portfolios of shares (76%), hedge funds (16%) and property funds (8%). The second manager invests in funds holding predominantly index-linked bonds, gilts and corporate bonds (67% in total) and in a fund of UK equities designed to track the FTSE All-Share Index (33%). These percentages are approximate and kept under review.

The pension plan target split of investment types is as follows:

Equity Securities                          59%
Debt Securities                            27%
Real Estate                                 5%
Other                                       9%
                                    -----------
Total                                     100%
                                    ===========


The asset allocation is weighted towards equity investment whilst the liability profile contains a greater proportion of monetary liabilities. The investment stance has been undertaken in expectation of higher long-term returns, but is kept under review by the Trustees. Over the year the Trustees have reduced their exposure to equities in stages, to introduce commercial property and `absolute return' products, so as to increase the range of investments used by the scheme. In principle, this wider range of assets should help maintain the overall portfolio return, but should reduce variability (and hence reduce the risk to the scheme).

The pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

                                  2005               2004
Equity Securities                 59%                61%
Debt Securities                   29%                30%
Real Estate                        4%                 4%
Other                              8%                 5%
                              -------------      -------------
Total                            100%               100%
                              =============      =============

The company expects to contribute $4,635,000 ((pound)2,700,000) plus expenses to its pension plan in 2006. The following benefit payments are expected to be paid in each of the next five years, and in aggregate for the following five years thereafter.

                                              Pension Benefits
                                                   $000's
                                2006                3,535
                                2007                3,707
                                2008                3,798
                                2009                3,937
                                2010                4,084
                             2011 - 2015           24,758


On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2005, 2004 and 2003 were $3.3 million, $2.5 million and $2.5 million respectively.

13.  GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2005, 2004 and 2003, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

                                                                 US             UK          Corporate        Total
                                                                $000           $000            $000          $000

2005       Revenues                                           $36,959         $135,054              -       $172,013
           Operating   income   before  other   operating
           income/(expense)                                     5,239           22,531         (6,751)        21,019
           Operating income                                     5,239           22,531         (6,751)        21,019
           Long-lived assets (A)                               21,569          134,436         12,874        168,879
           Property and equipment, net                         11,139           94,448             18        105,605
           Depreciation and amortization                        1,598            7,971             12          9,581
           Capital expenditure                                  2,795           13,178              -         15,973
           Total assets                                        25,771          143,881         14,717        184,369

2004       Revenues                                           $30,403         $127,148             $-       $157,551
           Operating income before other operating
           expense                                              3,861           18,716         (6,753)        15,824
           Operating income                                     3,861           18,716         (6,753)        15,824
           Long-lived assets (A)                               19,567          143,143          3,753        166,463
           Property and equipment, net                          9,941          100,035             23        109,999
           Depreciation & amortization                          1,307            8,213             10          9,530
           Capital expenditure                                  2,066            9,023              7         11,096
           Total assets                                        25,521          169,939          4,615        200,075

2003       Revenues                                           $28,110         $104,324             $-       $132,434
           Operating income before other expense/income
                                                                2,085            9,282         (4,598)         6,769
           Operating income                                     1,914            6,127         (4,794)         3,247
           Long-lived assets (A)                               15,091          119,282          4,200        138,573
           Property and equipment, net                          9,395           92,126             26        101,547
           Depreciation & amortization                          1,896            7,146              7          9,049
           Capital expenditure                                  1,904            6,804              8          8,716
           Total assets                                        17,588          132,731          5,954        156,273

(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.

Revenues from customers (based on location of customers)

                                    2005            2004             2003
                                    $000            $000             $000
United States                    $46,758         $44,530          $38,820
Europe                            87,520          78,277           61,110
Rest of World                     37,735          34,744           32,504
                           --------------   -------------     ------------
                                $172,013        $157,551         $132,434

                           --------------   -------------     ------------

14.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS


                                           Balance as of      Exchange       Charged to     Accounts     Balance as
                                           beginning of      Adjustment      operations    written off    of end of
                                              period                                                       period
                                               $000             $000            $000          $000          $000
Allowance for uncollectible accounts
deducted from trade debtors
December 31, 2005                               255             (18)            125            256           618
December 31, 2004                               561              15             (94)          (227)          255
December 31, 2003                               287              29             250            (5)           561

15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2005 and December 31, 2004.

Year ended December 31, 2005                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000
Revenues                                       $43,294            $44,941            $43,758            $40,020
Cost of sales                                 (31,082)           (32,459)           (31,673)           (29,606)
                                      --------------------------------------------------------------------------
Gross profit                                    12,212             12,482             12,085             10,414
Selling and administrative expenses            (7,012)            (7,074)            (6,410)            (5,678)
Other operating (expense)/income                     -                  -                  -                  -
                                      --------------------------------------------------------------------------
Operating income                                 5,200              5,408              5,675              4,736
Interest income                                     23                 22                 21                 13
Interest expense                               (1,783)            (1,934)            (2,138)            (2,217)
Other expense                                    (732)            (2,703)            (1,760)            (2,211)
                                      --------------------------------------------------------------------------
Income before taxes                              2,708                793              1,798                321
Income tax expense                               (184)            (2,455)              (649)              (841)
                                      --------------------------------------------------------------------------
Net income/(loss)                               $2,524           $(1,662)             $1,149             $(520)
                                      --------------------------------------------------------------------------
Earnings/(loss) per share                        $0.20            $(0.13)              $0.09            $(0.04)

                                                                    Quarter Ended
Year ended December 31, 2004                  March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                       $37,236            $38,315            $40,855            $41,145
Cost of sales                                 (29,435)           (28,111)           (29,674)           (29,841)
                                      --------------------------------------------------------------------------
Gross profit                                     7,801             10,204             11,181             11,304
Selling and administrative costs               (5,485)            (6,201)            (6,659)            (6,321)
Other operating(expense)/income                      -                  -                  -                  -
                                      --------------------------------------------------------------------------
Operating income                                 2,316              4,003              4,522              4,983
Interest income                                     14                 14                 13                 73
Interest expense                               (1,576)            (1,593)            (1,689)            (1,777)
Other income/(expense)                           1,355              (625)              (105)              2,265
                                      --------------------------------------------------------------------------
Income before taxes                              2,109              1,799              2,741              5,544
Income tax benefit/(expense)                     (716)              (597)              (945)              7,659
                                      --------------------------------------------------------------------------
Net income                                      $1,393             $1,202             $1,796            $13,203
                                      --------------------------------------------------------------------------
Earnings per share                               $0.12              $0.10              $0.15              $1.07




16       SUBSEQUENT EVENTS

On March 2, 2006, the Company entered into a $70 million loan (the New Financing) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR's other subsidiaries guarantee all of the borrower's obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement.

As partial consideration for the loan, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price determined by a premium formula based on LSR's recent closing market prices). In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

In addition, the 300,000 warrants that were issued to an independent third party financial advisor on November 9, 2005 became fully vested on the closing date of the loan, March 2, 2006.

Net proceeds from the loan of approximately $63 million will be used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which are due to mature in September 2006, and for general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

Internal control over financial reporting. Please refer to pages 44-45 of this Form 10-K for Management's Report on Consolidated Financial Statements and Internal Control, and the Internal Control Reports of the Company's Auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name                       Age              Office Held
Andrew Baker               57               Director, Chairman of the Board and Chief Executive Officer
Gabor Balthazar            64               Director
Mark Bibi                  47               General Counsel and Secretary
Brian Cass                 58               Director, Managing Director/President
Julian Griffiths           53               Vice President of Operations
Afonso Junqueiras          49               Director
Richard Michaelson         54               Chief Financial Officer
Yaya Sesay                 63               Director


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

Mark Bibi became Secretary and General Counsel of LSR effective July 28, 2005. Prior thereto he served as General Counsel of LSR and Huntingdon Life Sciences Inc. from April 1, 2002. He served as Executive Vice President, Secretary and General Counsel of Unilab Corporation, a clinical laboratory testing company based in Los Angeles, California from May 1998 to November 1999 and as Vice President, Secretary and General Counsel of Unilab from June 1993 to May 1998. Prior thereto, Mr. Bibi was affiliated with the New York City law firms, Schulte Roth & Zabel and Sullivan & Cromwell.

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

Julian Griffiths MA, FCA, has served as Vice President of Operations of LSR since July 28, 2005. Prior thereto he was Director of Operations of Huntingdon from April 2003. He was appointed to the Huntingdon Board as Finance Director in April 1999 and Secretary in February 2000. He served as a director of LSR from January 10, 2002 to June 11, 2002. Prior to joining Huntingdon he was most recently Vice President of Analytical Services in the European pre-clinical division of Covance Inc., having spent nine years as Vice President of Finance in the same organization. Prior to that he held various positions with KPMG.

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

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months ended December 31, 2005 and 2004 the aggregate compensation of the Executive Officers and key employees as a group, paid or accrued, was $3,442,958 and $3,322,247 respectively.

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

Under the management services contract FHP is paid an annual fee of (pound)330,000. Mr. Baker receives health and medical insurance benefits from the company. He is also entitled to a non-pensionable car allowance of up to (pound)1,000 per month. Mr. Baker receives contributions to his private pension arrangements, equivalent to 33 percent of this basic annual fee. He is also entitled to a non-pensionable car allowance of (pound)1,000 gross per month and (pound)2,000 per month as relocation allowance. The management services contract may be terminated if either FHP or Mr. Baker is guilty of serious misconduct or is in material breach of the terms of the contract, among other reasons. In the event of termination without "cause" following a "change in control", as defined, FHP would receive a payment equal to 2.99 times this annualized fee plus an amount equal to 2.99 times all incentive compensation earned or received by FHP or Mr. Baker during the 12 months prior to termination.

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

Mark Bibi

The services of Mark Bibi are provided through a service agreement between him and Huntingdon Life Sciences Inc. (a wholly owned subsidiary of Huntingdon). The service agreement appointed Mr Bibi as General Counsel and Secretary of Huntingdon Life Sciences Inc. and he now also serves as the Company's General Counsel and Secretary. Mr Bibi's service agreement will continue until terminated by Mr Bibi on thirty days' written notice or by Huntingdon Life Sciences Inc. on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr Bibi would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr Bibi during the 12 months prior to termination.

Mr Bibi receives an annual salary of $300,000 gross and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance and participation in the 401(k) Plan of Huntingdon Life Sciences Inc. Mr Bibi's service agreement also provides for the payment of a bonus to Mr Bibi in the absolute discretion of the Company's Board.

In addition, Mr Bibi is entitled to a car allowance of $1,000 gross per month.

The agreement may be terminated if Mr Bibi is guilty of serious misconduct or is in material breach of the terms of the service agreement, amongst other reasons.

Mr Bibi is bound by confidentiality restrictions and a restriction preventing him from being engaged, concerned or interested in any business conflicting with the business of the Company or any subsidiary unless the Board otherwise consents or the interest is limited to a holding or other interest of no more than 5 percent of the total amount of shares or securities of any company quoted on a recognized investment exchange.

Brian Cass

The services of Mr. Cass are provided through a service agreement between Huntingdon Life Sciences Limited (a wholly owned subsidiary of Huntingdon) and Mr. Cass, which appoints Mr. Cass as President/Managing Director of the Company. Mr. Cass' service agreement can be terminated on two years' written notice from either party.

Mr. Cass receives a gross salary of (pound)330,000 per annum. Under the service agreement, Mr. Cass is also entitled to health insurance, life insurance, personal accident insurance and medical expenses insurance. Mr. Cass receives contributions to his private pension arrangements, equivalent to 33 percent of his basic annual salary. He is also entitled to a non-pensionable car allowance of (pound)1,000 gross per month and (pound)2,000 per month as relocation allowance. Mr. Cass' service agreement also provides for payment to Mr. Cass of a bonus, at the absolute discretion of the Company's Board. In the event of termination without "cause" following a "change in control", as defined, Mr. Cass would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Cass during the 12 months prior to termination.

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

Julian Griffiths

The services of Mr Griffiths are provided through a service agreement between him and Huntingdon Life Sciences Limited (a wholly owned subsidiary of Huntingdon). The service agreement appointed Mr Griffiths as Finance Director of Huntingdon and he now holds the position of Vice President of Operations. Mr Griffiths' service agreement will continue until terminated by Mr Griffiths on six months' written notice or by Huntingdon Life Sciences Limited on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr Griffiths would receive a payment equal to 2.99 times is annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr Griffiths during the 12 months prior to termination.

Mr Griffiths received an annual salary of (pound)165,000 gross and is entitled to permanent health insurance, life insurance, personal accident insurance, medical expenses insurance and pension benefits. Mr Griffiths' service agreement also provides for the payment of a bonus to Mr Griffiths in the absolute discretion of the Huntingdon Board.

In addition, Mr Griffiths is entitled to a non-pensionable car allowance of (pound)750 gross per month.

The agreement may be terminated if Mr Griffiths is guilty of serious misconduct or is in material breach of the terms of the service agreement, amongst other reasons.

Mr Griffiths is bound by confidentiality restrictions and a restriction preventing him from being engaged, concerned or interested in any business conflicting with the business of the Company or any subsidiary unless either the Company's Board otherwise consents or the interest is limited to a holding or other interest of no more than 5 percent of the total amount of shares or securities of any company quoted on a recognized investment exchange.

Richard Michaelson

The services of Mr. Michaelson are provided through a service agreement between him and Huntingdon Life Sciences Inc. (a wholly owned subsidiary of Huntingdon). The service agreement appoints Mr. Michaelson as Chief Financial Officer of the Company. Mr. Michaelson's service agreement will continue until terminated by Mr. Michaelson on thirty days' written notice or by Huntingdon Life Sciences Inc. on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr. Michaelson would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Michaelson during the 12 months prior to termination.

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

Discretionary bonus plan

The Company operates a discretionary bonus plan for executive officers and key managers based upon improvements to operating income and achievement of pre-defined targets. No bonus awards were made in respect of 2003. In accordance with the Company performance provisions established in June 2004 by the Compensation Committee, aggregate bonus awards of $1,910,000 were paid to 31 senior employees of the Company in respect of 2004. Bonus awards of $1,245,497 are expected to be paid to 32 senior employees of the Company in March 2006 as a result of the Company's achievement of specified fiscal year 2005 performance goals established by the Compensation Committee.

The following table shows the remuneration of Executive Officers and key employees in the 12 months ended December 31, 2005, 2004, and 2003:


                                                Annual Compensation                       Long Term Compensation
                                                                                                  Awards

     Name And Principal        Year      Salary         Bonus         Other Annual           Number Of Shares
          Position                                                    Compensation          Underlying Options

Andrew Baker                   2005     564,045        300,218           224,345                     -
Chairman and Chief             2004     427,489        576,000           141,805                  55,500
Executive Officer              2003     327,050           -              108,918                     -

Brian Cass                     2005     564,045        300,218           263,375                     -
President                      2004     427,489        576,000           218,691                  55,500
                               2003     327,080           -              175,843                     -

Richard Michaelson             2005     300,000        82,500            30,008                      -
Chief Financial Officer and    2004     287,952        150,000           42,108                   30,303
Secretary                      2003     222,108           -              18,633                      -

Julian Griffiths               2005     282,023        75,054            77,784                      -
Vice President of Operations   2004     266,667        137,408           70,638                   27,750
                               2003     204,425           -              44,692                      -

Mark Bibi                      2005     283,333        75,000            21,010                      -
General Counsel and
Secretary

Frank Bonner                   2005        -              -                 -                        -
Former Director of Science &   2004        -              -                 -                        -
Technology of Huntingdon       2003     141,945           -              13,817                      -


Note - the bonuses were paid in March 2006

Messrs. Baker, Bonner, Cass and Griffiths are paid in UK pounds sterling. The amounts have been converted at the rate of 2005: $1.8195, 2004: $1.8321, and 2003: $1.6354, to (pound)1.00 for the purposes of the above table.

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

LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors as of that date, and employees, including the Named Executive
Officers:

Grants to Directors
-------------------
Name                          Number Granted
----                          --------------
Gabor Balthazar                  20,000
John Caldwell                    20,000
Kirby Cramer                     40,000

Grants to Named Executive Officers
----------------------------------
Name                          Number Granted
----                          --------------
Andrew Baker                    200,000
Mark Bibi                        50,000
Brian Cass                      200,000
Julian Griffiths                 60,000
Richard Michaelson               90,000

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

In 2005, options to purchase an aggregate of 23,600 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, or the terms set forth above, are listed below:

Date of Grant                   Numbers Granted          Exercise Price
-------------                   ---------------          --------------
May 23, 2005                      3,600                     $12.00
June 27, 2005                    20,000                     $11.00

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO, 27,750 of such options were granted to Julian Griffiths, the Company's Vice President of Operations and 20,545 were granted to Mark Bibi, General Counsel and Secretary. The exercise price of all such granted options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2005, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans:

                                               Shares        Wtd Avg. Ex Price      Number of securities remaining
                                               (000)                                 available for future issuance
                                               1,386               $2.13
Granted                                          24               $11.15
Lapsed                                          (14)               $1.64
Exercised                                      (112)               $1.61
                                             -----------     ------------------    ----------------------------------
Outstanding - December 31, 2005                1,284               $2.35                       1,791,000
                                             -----------     ------------------    ----------------------------------
Exercisable at end of year                      916
Weighted average fair value per
option granted in 2005 was                     $7.74

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

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (Stephens' Loan) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional warrants were exercised in 2005.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000. None of these warrants have been exercised as of December 31, 2005.

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. On January 4, 2005 100,000 warrants were issued at the market price on the day of $10.70. 50,000 are exercisable from January 4, 2007 and 50,000 from January 4, 2008. In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

On November 9, 2005 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46. These warrants will vest upon the successful completion of specific goals outlined in the engagement letter with such firm, and will expire on November 9, 2010.

On November 9, 2005 300,000 warrants were issued to an independent third party financial advisor as partial consideration for providing financial advisory services to the Company in obtaining financing. These were issued at an exercise price of $10.46 per share, the closing market price on the date the Company engaged the financial advisor. Such warrants will vest upon closing of said financing, and will expire on November 9, 2005.

See Note 16 - Subsequent Events

In accordance with Emerging Issues Task Force No. 96-18, the Company has recorded the value of the November 2005, performance-based warrant issuances, at their lowest aggregate market value, which is zero. When the performance conditions have been met, the Company will record these issuances based upon the fair value of the warrants on the date of performance completion.

A summary of warrants outstanding at December 31, 2005 is as follows:

Date of Issue            Warrants      Exercise price      Expiration Date
October 9, 2001           550,000          $1.50           October 9, 2011
June 11, 2002             410,914          $1.50           June 11, 2012
October 24, 2003          100,000          $2.05           October 24, 2013
January 4, 2005           100,000         $10.70           January 4, 2015
November 9, 2005          625,000         $10.46           November 9, 2010
November 9, 2005          300,000         $10.46           November 9, 2015

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 13, 2006, certain information regarding the beneficial ownership of the shares of LSR common stock, by (a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Common Stock (none other than Mr. Baker, who is a Director and Executive Officer of LSR); (b) each Director or Executive Officer of LSR or principal subsidiary; and (c) all Directors and Executive Officers as a group.

                                                Number            Percent of
Name                                          of Shares       Outstanding Shares

Andrew Baker                                   2,311,060 (1)        17.5%
Gabor Balthazar                                   20,000 (2)          *
Mark Bibi                                        148,409 (5)         1.2%
Brian Cass                                       620,000 (3)         4.9%
Julian Griffiths                                 110,000 (6)          *
Afonso Junqueiras                                     --              --
Richard Michaelson                               330,390 (4)         2.6%
Yaya Sesay                                            --              --
All Directors and Executive Officers
as a Group                                     3,539,859            26.0%

* Signifies less than 1%. All percentages calculated on the basis of 12,553,251 outstanding shares of Voting Common Stock outstanding at December 31, 2005. Shares subject to issuance upon presently exercisable options or warrants are included in the number of outstanding shares for purposes of calculating that holder's percentage interest, as well as the aggregate percentage interest of all Directors and Executive Officers as a group.

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

     (2)  Includes presently exercisable options to purchase 20,000 shares

     (3)  Includes presently exercisable options to purchase 200,000 shares

     (4)  Includes presently exercisable options to purchase 90,000 shares

     (5)  Includes presently exercisable options to purchase 50,000 shares

     (6)  Includes presently exercisable options to purchase 60,000 shares

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 13, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) On January 20, 2001 the Company's bank loan was refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party at the time, and the other two banks that were part of the original loan syndicate. That loan was transferred to an unrelated third party effective February 11, 2002. The loan is now repayable on June 30, 2006 and interest is payable in quarterly breaks at a rate of "LIBOR" plus 1.75% per annum. The loan is secured by guarantees from LSR, Inc., LSR Ltd, Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc., collateralized by all the assets of those companies. As a result of the Sale/Leaseback entered into on June 14, 2005 the loan was fully repaid in June 2005.

(2) Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($363,411), are due on March 28, 2007; bear interest at the rate of 5% per annum; and are secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. The due date of each promissory note would be accelerated if Mr. Cass voluntarily resigned from his employment with LSR or had his employment terminated. Repayment of one of the promissory notes will be made by automatic deduction of (pound)44,000 ($75,539) per year from the (pound)66,000 ($113,309) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note is further collateralized by the (pound)214,500 ($368,254) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass will be used to reduce principal of the promissory notes. Total amount of this loan as of December 31, 2005 is (pound)120,000 ($205,000 at year-end foreign exchange rates).

(3) On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months.

(4) Alconbury has received an interest free loan of $250,000, which has been included in accrued expenses and other liabilities, from Andrew Baker, LSR's Chairman and CEO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $366,000 in 2005 and $377,000 in 2004, including fees associated with the annual audit and the audit of internal control over financial reporting and the reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $92,000 in 2005 and zero in 2004. Audit-related services principally include consultation on tax and accounting issues related to a sale leaseback transaction, consultation on other accounting and internal control matters, including Sarbanes-Oxley requirements and other attest services.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $25,000 in 2005 and $27,000 in 2004.

All Other Fees

Hugh Scott, P.C. did not provide any services not described above in 2005 and 2004.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.       List of documents filed as part of this report

2.       Index to Financial Statements
         Life Sciences Research, Inc.

         Management Report on Consolidated Financial Statements and Internal Control

         Independent Auditors Report on Internal Control over Financial
         Reporting

         Independent Auditors' Report

         Consolidated Statements of Operations- Years ended
         December 31, 2005, 2004, and 2003

         Consolidated Balance Sheets - December 31, 2005 and 2004

         Consolidated Statements of Changes in Shareholders' (Deficit)/Equity and Comprehensive Income/(Loss) Years ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004, and 2003

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

10.1 A Management Services Agreement dated August 7, 1998 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.2 A Deed of Undertaking between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.3 Amendment dated January 26, 2000 to the Management Services Agreement dated August 7, 1999 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.4 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. B Cass INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.5 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. J Griffiths. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.6 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Dr F Bonner. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.7 A letter of appointment dated March 21, 2000 between HLS and Mr. G Balthazar. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.8 Option  Deed  dated   September  2,  1998  between  HLS  and  Andrew  Baker
     INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.9 Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended on June 3, 1998. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.10 Rules of the Huntingdon Life Sciences Group Incentive Option Plan INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.11 Registrant's  2001 Equity  Incentive  Plan.  INCORPORATED  BY REFERENCE TO
     REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.12 Loan Facility Letter, dated September 25, 2000, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.13 Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.14 Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.15 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.16 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.17 Warrant, dated October 9, 2001, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.18 Form of Director's Irrevocable Undertaking. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.19 Inducement Agreement, dated October 9, 2001 between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.20 Warrant, dated June 11, 2002, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S PROXY STATEMENT ON SCHEDULE 14A, DATED MAY 10, 2002.

10.21 Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Richard Michaelson. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.22 Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Mark Bibi INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.23 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences, Inc. and Richard Michaelson, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.24 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences Limited and Brian Cass, dated as of April 15, 2002 INCORPORATED BY
     REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.25 Amendment No. 1 to Service Agreement between Huntingdon life Sciences Limited and Julian Griffiths, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.26 Amendment No. 2 to Management Services Agreement between Huntingdon Life Sciences Group plc and Focused Healthcare Partners, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.27 Financing Agreement between Huntingdon Life Sciences Limited and the Lenders thereto, dated as of March 1, 2006 INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2006.

14   Code of Ethics - FILED HEREWITH

21.1 Subsidiaries - FILED HEREWITH

31.1 Certification of Chief Executive Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

31.2 Certification of Chief Financial Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

99.1 Press Release dated March 14, 2006, announcing fourth quarter and full year 2005 results. FILED HEREWITH

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Life Sciences Research Inc.
                                  (Registrant)



By:      /s/ Andrew Baker
Name:    Andrew Baker
Title:   Chairman and Chief Executive Officer and Director
         Principal Executive Officer
Date:    March 16, 2006


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO - Principal Financial and Accounting Officer
Date:    March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                   Date

/s/ Gabor Balthazar           Director                March 16, 2006
Gabor Balthazar

/s/ Brian Cass                Director                March 16, 2006
Brian Cass

/s/ Afonso Junqueiras         Director                March 16, 2006
Afonso Junqueiras

/s/ Yaya Sesay                Director                March 16, 2006
Yaya Sesay