Form 10-Q
period 2006-03-31
LIFE SCIENCES RESEARCH INC
filed 2006-05-09
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

                        Yes X                     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer __    Accelerated filer  X   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes _                     No X

Indicate the number of outstanding shares of each of the Issuer's classes of common stock as of the latest practicable date.

  12,658,477 shares of Voting Common Stock of $0.01 par value as of May 3, 2006

--------------------------------------------------------------------------------


TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                                Page

          Item 1   Financial Statements (Unaudited).
                   Condensed Consolidated Statements of Income for the three months
                   ended March 31, 2006 and 2005.                                                  3

                   Condensed Consolidated Balance Sheets at March 31, 2006 and December
                   31, 2005.                                                                       4

                   Condensed Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2006 and 2005.                                                  5

                   Notes to Condensed Consolidated Financial Statements.                      6 - 12

          Item 2   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.                                                    13 - 21

          Item 3   Quantitative and Qualitative Disclosures about Market Risk.                    22

          Item 4   Controls and Procedures                                                        22

PART II  OTHER INFORMATION

          Item 1   Legal Proceedings                                                              23

          Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                    23

          Item 6   Exhibits                                                                       23

          Signature                                                                               23

          Certifications                                                                     24 - 27

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                             Three months ended March 31
(Dollars in thousands, except per share data)                      2006              2005

Revenues                                                        $42,455           $43,294
Cost of sales                                                  (31,758)          (31,082)
                                                       -----------------    --------------
Gross profit                                                     10,697            12,212
Selling, general and administrative expenses                    (6,671)           (7,012)
                                                       -----------------    --------------
Operating income                                                  4,026             5,200
Interest income                                                     258                23
Interest expense                                                (2,963)           (1,783)
Other expense                                                     (971)             (732)
                                                       -----------------    --------------
Income before income taxes                                          350             2,708
Income tax benefit/(expense)                                        120             (184)
                                                       -----------------    --------------
Net income                                                         $470            $2,524
                                                       =================    ==============
Income per share
- Basic                                                           $0.04             $0.20
- Diluted                                                         $0.03             $0.17

Weighted average number of common stock
- Basic     (000's)                                              12,558            12,454
- Diluted  (000's)                                               14,459            14,500



See Notes to Condensed Consolidated Financial Statements.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                           March 31,           December 31,
                                                                            2006                  2005

ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $79,494                $15,420
Accounts receivable, net of allowance of $655 and $618 in
    2006 and 2005 respectively                                             28,958                 26,810
Unbilled receivables                                                       12,135                 11,981
Inventories                                                                 2,233                  1,992
Prepaid expenses and other current assets                                   6,849                  7,062
                                                                  ----------------       ----------------
Total current assets                                                      129,669                 63,265

Property and equipment, net                                               105,724                105,605
Goodwill                                                                    1,269                  1,195
Other assets                                                                8,184                    901
Unamortized capital bonds issue costs                                          28                     70
Deferred income taxes                                                      13,575                 13,333
                                                                  ----------------       ----------------
Total assets                                                             $258,449               $184,369
                                                                  ----------------       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $14,620                $15,742
Accrued payroll and other benefits                                          2,525                  3,655
Accrued expenses and other liabilities                                     16,881                 15,862
Pension liabilities                                                         4,683                  4,635
Short-term debt                                                            46,753                 46,946
Fees invoiced in advance                                                   35,369                 32,920
                                                                  ----------------       ----------------
Total current liabilities                                                 120,831                119,760

Long-term debt                                                             97,992                 30,430
Pension liabilities, less short-term portion                               49,250                 48,747
                                                                  ----------------       ----------------
Total liabilities                                                        $268,073               $198,937
                                                                  ----------------       ----------------
Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at March 31, 2006: 12,580,251 (December
31, 2005: 12,553,251)                                                         126                    126
Paid in capital                                                            80,252                 75,848
Less: Promissory notes for the issuance of common stock                     (179)                  (205)
Accumulated other comprehensive loss                                     (49,345)               (49,389)
Accumulated deficit                                                      (40,478)               (40,948)
                                                                  ----------------       ----------------
Total stockholders' equity /(deficit)                                     (9,624)               (14,568)
                                                                  ----------------       ----------------
Total liabilities and stockholders' equity /(deficit)                    $258,449               $184,369
                                                                  ----------------       ----------------

See Notes to Condensed Consolidated Financial Statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                        Three months ended March 31
(Dollars in thousands)                                                         2006                 2005

Cash flows from operating activities:
Net income                                                                     $470               $2,524

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                 2,505                2,349
Non-cash compensation expense associated with employee stock
compensation plans                                                               92                    -
Foreign exchange (gain)/loss on Capital Bonds                                 (461)                  732
Foreign exchange loss on intercompany balances                                  141                    -
Deferred income tax (benefit)/expense                                         (120)                  184
Provision for losses on accounts receivable                                      37                   30
Amortization of warrants                                                         87                   86
Amortization of Capital Bonds issue costs                                        42                   50
Amortization of Financing Costs                                               1,225                    -

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses              (3,015)                 (87)
Inventories                                                                   (223)                   12
Accounts payable, accrued expenses and other liabilities                    (1,562)              (1,505)
Fees invoiced in advance                                                      2,125              (3,798)
                                                                   -----------------     ----------------

Net cash provided by operating activities                                    $1,343                 $577
                                                                   -----------------     ----------------
Cash flows used in investing activities:
Purchase of property and equipment                                          (1,650)              (3,209)
                                                                   -----------------     ----------------

Net cash used in investing activities                                      $(1,650)             $(3,209)
                                                                   -----------------     ----------------
Cash flows provided by/(used in) financing activities:
Proceeds from issuance of Voting Common Stock                                 4,338                  360
Proceeds from long-term borrowings                                           70,000                    -
Increase in deferred finance/other assets                                   (7,283)                    -
Repayments of short-term borrowings                                            (47)                (560)
                                                                   -----------------     ----------------

Net cash provided by/(used in) financing activities                         $67,008               $(200)
                                                                   -----------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                (2,627)                (610)
                                                                   -----------------     ----------------
Increase/(decrease) in cash and cash equivalents                             64,074              (3,442)
Cash and cash equivalents at beginning of period                             15,420               33,341
                                                                   -----------------     ----------------
Cash and cash equivalents at end of period                                  $79,494              $29,899
                                                                   -----------------     ----------------
Supplementary Disclosures

Interest paid in the period                                                  $2,569               $2,444
Taxes paid in the period
           Japan                                                                  -                    -
           US                                                                  $103                    -

Non-Cash Financing Activity:
Issuance of warrants to lender                                               $2,528                    -
Issuance of warrants to financial advisor                                    $1,749                    -


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                    Unaudited

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company will reflect the consolidation of Alconbury as long as it is considered the "primary beneficiary" of Alconbury's variable interests. The Company will not record the gain and loss associated with the sale of the properties, nor recognize the associated changes in depreciation, interest, and rent expenses, until FIN 46R consolidation accounting no longer applies. At that time, the Company will record a non-cash loss of approximately $44 million for the sale of the UK properties, and a gain of approximately $10 million, amortized over the term of the lease, for the US property. In addition, the Company anticipates a net reduction in its annual depreciation charge of approximately $2.7 million, offset by a net increase of $0.5 million in interest and rent expenses. The Company anticipates that it will no longer be the primary beneficiary of Alconbury when the $10 million subordinated promissory note has been repaid.

LSR's executive office is based at the Princeton Research Center in New Jersey.


2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2005, 2004 and 2003 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

ii)      Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date. As at March 31, 2006, options totaling 6,244 from this issuance have been forfeited, leaving the remaining balance of 356,419 to vest through March 31, 2007.

In May and June 2005, options totaling 11,800 were issued to employees. These 10-year options will become fully vested in May and June of 2006, respectively.

Effective  January 1, 2006, the Company adopted Financial  Accounting  Standards
(FAS) No. 123R, "Share-Based Payment," utilizing the "modified prospective" method as described in FAS No. 123R. FAS No. 123R is a revision of FAS No. 123, "Accounting for Stock Based Compensation".

In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At March 31, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $0.3 million and a total weighted average remaining term of 8.21 years. Total stock-based compensation expense, recognized in Selling, General and Administrative expenses, aggregated $0.1 million during the first quarter of 2006. The Company has not recorded any tax benefit relating to this expense as the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

ii)      Stock-Based Compensation (cont'd)

The recognition of total  stock-based  compensation  expense  impacted Basic Net
Income Per Common Share and Diluted Net Income Per Common Share by $0.01 and $0.01, respectively, during the first quarter of 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the first quarter of 2005, is illustrated in the following table:

                                                                                            Three months
                                                                                           ended March 31
                                                                                                       2005
(Dollars in thousands, except per share data)
Net Income, as reported                                                                              $2,524

Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects                                               $(62)

Pro forma net income                                                                                  2,462

Earnings per share:

Basic - as reported                                                                                    0.20
Basic - pro forma                                                                                      0.20
Diluted - as reported                                                                                  0.17
Diluted - pro forma                                                                                    0.17

There were no grants of stock options during the three months ended March 31, 2006 or March 31, 2005. The Huntingdon options granted prior to 2002 are considered to have no value. The fair values of the Company's employee stock options were estimated at the date of grant of each issuance using a
Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the three months ended March 31, 2006 and 2005:

                                              FAS No. 123R        FAS No. 123
                                                   Expense          Pro Forma
                                                      2006               2005

Expected dividend yield of stock                        0%                 0%
Expected volatility of stock, range          49.4% - 55.9%      47.1% - 49.4%
Risk-free interest rate, range               3.90% - 4.71%      4.09% - 4.71%
Expected term of options                          10 years           10 years

As partial consideration for the new loan obtained in March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants (approximately $2.5 million) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third part financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants (approximately $1.7 million) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three-month periods ended March 31, 2006 and March 31, 2005 is as follows:

                                                     Three months ended March 31
                                                        2006                    2005
(Dollars in thousands)
Net revenues
                               UK                    $33,181                 $34,594
                               US
                                                       9,274                   8,700
                               Corporate                   -                       -
                                             ----------------      ------------------
                                                     $42,455                 $43,294
                                             ================      ==================
Operating income
                               UK                     $4,365                  $5,905
                               US                      1,149                   1,078
                               Corporate             (1,488)                 (1,783)
                                             ----------------      ------------------
                                                      $4,026                  $5,200
                                             ================      ==================


4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes was repaid to the end of 2005, and a further net $26,000 was repaid to the end of March 2006.

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan has a maturity date of June 14, 2006, with the right to extend the term one additional year. Alconbury intends to refinance this debt on a long-term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury has advised the Company that it intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

On March 2, 2006, the Company entered into a $70 million loan (the "New Financing") under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR's other subsidiaries guarantee all of the borrower's obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement.

As partial consideration for the loan, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's closing market prices on the date of issuance). These warrants were fully vested on the closing date of the loan, March 2, 2006. In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor - November 9, 2005). These 300,000 warrants became fully vested on the closing date of the loan, March 2, 2006. Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

Net proceeds from the loan were approximately $63 million and a portion of these proceeds will be used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which are due to mature in September 2006. (See Footnote No. 6 - "Subsequent Events"). The balance of the proceeds will be held for general corporate purposes.


5.       COMMITMENTS AND CONTINGENCIES

(i) On August 22, 2005, the Company announced that its listing application had been accepted by the New York Stock Exchange ("NYSE") and that trading of the Company's common stock on the NYSE was expected to begin on September
     7. On September 7, 2005, the NYSE postponed commencement of trading of the Company's stock on the NYSE. As discussed in Footnote No.6 - "Subsequent Events", on April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. The ultimate resolution of this matter cannot reasonably be determined at this time.

     The Company is otherwise party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

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

6.       SUBSEQUENT EVENTS

On April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. The ultimate resolution of this matter cannot reasonably be determined at this time.

On April 6, 2006, part of the net proceeds from the New Financing loan were used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which were due to mature in September 2006.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended March 31, 2006 compared with three months ended March 31, 2005.

Net revenues for the three months ended March 31, 2006 were $42.5 million, a decrease of 1.9% on net revenues of $43.3 million for the three months ended March 31, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 4.2%; with the UK showing a 4.2% increase and the US a 6.6% increase. The slower underlying rate of growth of revenues was due to study cancellations and lower order levels in the second half of 2005.

Cost of sales for the three months ended March 31, 2006 were $31.8 million, an increase of 2.2% on cost of sales of $31.1 million for the three months ended March 31, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 8.7% with the UK showing an 11.5% increase and the US a 1.0% increase. The increase in the cost of sales in the UK reflects the growth in revenues and higher study related costs due to a change in mix of the business. The increase in the cost of sales in the US reflects the growth in revenues.

Selling, general and administrative expenses (SG&A) decreased by 4.9% to $6.7 million for the three months ended March 31, 2006 from $7.0 million in the corresponding period in 2005. The underlying decrease, after adjusting for the impact of the movement in exchange rates was 4.1%. The decrease was mainly due to lower incentive plan costs and a decrease in sales commissions.

Net interest expense increased by 53.7% to $2.7 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. This increase was due to higher rates of interest as a result of the Sale/Leaseback transaction, duplicate financing in place for one month in preparation of the early redemption of the Convertible Capital Bonds, the additional principal being borrowed under the New Financing and the higher rates of interest as a result of the New Financing.

Other expense of $1.0 million for the three months ended March 31, 2006 comprised finance arrangement fees of $1.3 million and other exchange losses of $0.2 million, offset by $0.5 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling). In the three months ended March 31, 2005 there was other expense of $0.7 million which was comprised of a non-cash foreign exchange re-measurement loss on the Convertible Capital Bonds.

Income tax benefit for the three months ended March 31, 2006 was $0.1 million. The income tax expense for the three months ended March 31, 2005, was $0.2 million. Net operating losses are $67.3 million at March 31, 2006; with net operating losses in the US of $5.8 million and net operating losses in the UK of $61.5 million.

The net income for the three months ended March 31, 2006 was $0.5 million compared to $2.5 million for the three months ended March 31, 2005. The decrease in the net income of $2.0 million is due to a decrease in operating income of $1.2 million; offset by an increase in non-cash foreign exchange re-measurement gain of $1.2 million, finance arrangement fees of $1.3 million, exchange loss on intercompany balances of $0.2 million, an increase in interest expenses of $0.9 million and a decrease in the income tax expense of $0.4 million.

Basic income per common share for the three months ended March 31, 2006 was 4 cents, compared to 20 cents income in the same period last year, on the weighted average common shares outstanding of 12,557,550 and 12,453,633 respectively. Diluted income per diluted share for the three months ended March 31, 2006 was 3 cents, compared to 17 cents income in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income for the three months ended March 31, 2006 was $1.2 million, or $0.08 per fully diluted share (non-GAAP), compared with $3.1 million or $0.21 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $6.5 million for the three months ended March 31, 2006, or 15.4% of revenues, compared with $7.5 million, or 17.4% of revenues for the same period in the prior year.

This Quarterly Report on Form 10-Q contains non-GAAP financial measures, including EBITDA and non-GAAP earnings per share which exclude, among other items, gains or losses associated with the non-cash foreign exchange remeasurement losses pertaining to the Company's Convertible Capital Bonds and one time charges. We exclude these items in the non-GAAP financial measures because they are outside our normal operations. We believe that the inclusion of non-GAAP financial measures in this Quarterly Report on Form 10-Q helps investors to gain a meaningful understanding of our core operating results and future prospects, and is consistent with how management measures and forecasts the Company's performance and debt service capabilities, especially when comparing such results to prior periods or forecasts. Non-GAAP results also allow investors to compare the Company's operations against the financial results of other companies in the industry who similarly provide non-GAAP results. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q are not meant to be considered superior to or a substitute for results of operations prepared in accordance with GAAP. Reconciliations of the non-GAAP financial measures used in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures are set forth in the text of this Quarterly Report on Form 10-Q and other public filings, and can also be found on the Company's website at www.lsrinc.net.

2.       LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.6 million (approximately $43.4 million), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd., and was secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises have been made to date.

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit will be required at such time that Alconbury refinances its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

Due to the consolidation resulting from the Company's adoption of FIN 46R, the Company's financial statements reflect a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan has a maturity date of June 14, 2006, with the right to extend the term one additional year. Alconbury intends to refinance this debt on a long-term basis prior to the maturity date of June 14, 2006. However, if the long term financing is not available, Alconbury has advised the Company that it intends to exercise the one-year renewal option, and accordingly, has classified the loan as long-term debt. The loan, which carries an annual interest rate of 15%, has been secured by first priority lien on all the assets, including the facilities, of Alconbury, and is also personally guaranteed by the owner of Alconbury. This loan is currently payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006.

On March 2, 2006, the Company entered into the $70 million New Financing under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR's other subsidiaries guarantee all of the borrower's obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement.

As partial consideration for the loan, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price determined by a premium formula based on LSR's closing market prices on the date of issuance). In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result, the value of the warrants was $2,528,000.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor on November 9, 2005, 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions. The 300,000 warrants became fully vested on March 2, 2006, the closing date of the loan and the value was $1,749,000 at that date.

Net proceeds from the loan were approximately $63 million and a portion of these proceeds will be used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which are due to mature in September 2006 (see Footnote No.6 - "Subsequent Events"). The balance of the proceeds will be held for general corporate purposes.

Convertible Capital Bonds

The remainder of the Company's financing is provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at March 31, 2006, $46.2 million were outstanding. They carry interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. At the current conversion rate, the number of shares of Voting Common Stock to be issued on conversion and exchange of each unit of $10,000 comprised in a bond would be 49. The conversion rate is subject to adjustment in certain circumstances.

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes have been repaid to the end of 2004, and a further net $26,000 was repaid to the end of March 2006.

Cash flows

During the three months ended March 31, 2006 funds generated were $64.1 million, increasing cash and cash equivalents from $15.4 million at December 31, 2005 to $79.5 million at March 31, 2006. The majority of the increase in cash was due to the $70 million New Financing which generated net proceeds of approximately $64 million, of which $46.2 million were used to redeem the outstanding principal amount of the Convertible Capital Bonds on April 6, 2006.

Net days sales outstanding ("DSOs") at March 31, 2006 were 11 days, a decrease from the 16 days at December 31, 2005, (9 days at March 31, 2005). DSO is calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 4 day to 47 days so they are currently at a low range level. The impact on liquidity from a one-day change in DSO is approximately $500,000.

New York Stock Exchange Listing Application

On August 22, 2005 the Company announced that its listing application had been accepted by the NYSE and that trading of the Company's common stock on the NYSE was expected to begin on September 7. On September 7, 2005, the NYSE postponed commencement of trading of the Company's stock on the NYSE. As discussed in Footnote No.6 - "Subsequent Events", on April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. The ultimate resolution of this matter cannot reasonably be determined at this time.

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

Taxation

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

Exchange rate fluctuations and exchange controls

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 5% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis a vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in USD whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on March 31, 2006.

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

Exchange rates for translating sterling into US dollars were as follows:

              At December 31        At March 31         3 months to March 31
                                                          Average rate (1)
      2004        1.9199               1.8378                  1.8365
      2005        1.7168               1.8896                  1.8909
      2006           -                 1.7346                  1.7518

(1) Based on the average of the exchange rates on each day of each month during the period.

On May 3, 2006 the noon buying rate for sterling was (pound)1.00 = $1.8446

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2006:

                                                             Expected Maturity Date
                                       2006     2007     2008    2009     2010  Thereafter    Total  Fair
                                                                                                        Value
(In US Dollars, amounts in thousands)
Cash            - Pound Sterling      6,339        -        -       -        -           -    6,339     6,339
                - Euro                  479        -        -       -        -           -      479       479
                - Japanese Yen        1,865        -        -       -        -           -    1,865     1,865
Accounts
receivable      - Pound Sterling     17,240        -        -       -        -           -   17,240    17,240
                - Euro                  678        -        -       -        -           -      678       678
                - Japanese Yen        1,544                 -       -        -           -    1,544     1,544

Debt            - Japanese Yen           49        -        -       -        -           -       49        49


Recently Issued Accounting Standards

The Company adopted FAS No. 123R, "Share-Based Payments," effective January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognized $0.1 million in total stock-based compensation expense during the first quarter of 2006. Total unvested stock-based compensation expense was $0.3 million at March 31, 2006 and had a total weighted average remaining term of 8.21 years.

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123R as described above. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

4.       LEGAL PROCEEDINGS

On August 22, 2005, the Company announced that its listing application had been accepted by the NYSE and that trading of the Company's common stock on the NYSE was expected to begin on September 7. On September 7, 2005, the NYSE postponed commencement of trading of the Company's stock on the NYSE. As discussed in Footnote No.6 - "Subsequent Events", on April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. The ultimate resolution of this matter cannot reasonably be determined at this time.

The Company is otherwise party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

5.       FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company's filings with the SEC, including its Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2005, each as filed with the Securities and Exchange Commission.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at March 31, 2006.

New Financing

The Company's $70.0 million principal amount of the New Financing are US dollar denominated, but are held by a non-US subsidiary of the Company. As a result, with respect to this financing, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the New Financing.

LIBOR

In the three months ended March 31, 2006, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $175,000.

Revenue

For the three months ended March 31, 2006, approximately 73% of the Company's net revenues were from outside the US.

Convertible Capital Bonds

The Company's $46.2 million principal amount of Convertible Capital Bonds which remained outstanding as of March 31, 2006 are US dollar denominated, but are held by a non-US subsidiary of the Company. As a result, with respect to these bonds, the Company experiences exchange related gains and losses which only has a non-cash impact on the financial statements, based on the movement of exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the bonds.

As discussed in Footnote No.6 - Subsequent Events, these bonds were redeemed on April 6, 2006 with part of the proceeds from the New Financing.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4            CONTROLS AND PROCEDURES

As of March 31, 2006 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended March 31, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended March 31, 2006 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

On August 22, 2005, the Company announced that its listing application had been accepted by the NYSE and that trading of the Company's common stock on the NYSE was expected to begin on September 7. On September 7, 2005, the NYSE postponed commencement of trading of the Company's stock on the NYSE.

On April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. The ultimate resolution of this matter cannot reasonably be determined at this time.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The Company issued an aggregate of 83,226 unregistered shares of the Company's common stock to five of the Company's executive officers: 31,493 shares to each of Andrew Baker, Chairman and CEO, and Brian Cass,
     President: 8,152 shares to each of Richard Michaelson, CFO, and Mark Bibi, General Counsel; and 3,936 shares to Julian Griffiths, Director of
     Operations.  Such  shares  were  issued  under the  Company's  2005  Senior
     Management Bonus Plan pursuant to approval of the Company's Compensation Committee on March 16, 2006 upon the Committee's determination that 2005 Financial goals under that plan had been achieved. The shares were issued on April 10, 2006.


ITEM 6     EXHIBITS

           Exhibit 31.1   Certification of the Chief Executive Officer
           Exhibit 31.2   Certification of the Chief Financial Officer
           Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
           Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
           Exhibit 99.1 Press Release, dated May 8, 2006 announcing the first quarter earnings results for 2006.


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                           Life Sciences Research Inc.
                                  (Registrant)


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO
Date:    May 9, 2006