Form 10-Q
period 2006-06-30
LIFE SCIENCES RESEARCH INC
filed 2006-08-08
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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


12,668,820 shares of Voting Common Stock of $0.01 par value as of August 3, 2006


--------------------------------------------------------------------------------

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
--------------------------------------------------------------------------------


 PART I  FINANCIAL INFORMATION                                                               Page
         Item 1 Financial Statements (Unaudited).
                Condensed Consolidated Statements of Income for the three and six
                months ended June 30, 2006 and 2005.                                            3

                Condensed Consolidated Balance Sheets at June 30, 2006 and December
                31, 2005.                                                                       4

                Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 2006 and 2005.                                                   5

                Notes to Condensed Consolidated Financial Statements.                      6 - 13

         Item 2 Management's Discussion and Analysis of Financial Condition and
                Results of Operations.                                                    14 - 22

         Item 3 Quantitative and Qualitative Disclosures about Market Risk.                    23

         Item 4 Controls and Procedures.                                                       23

 PART II OTHER INFORMATION
         Item 1 Legal Proceedings                                                              24

         Item 4 Submission of Matters to a Vote of Security Holders                            24

         Item 6 Exhibits                                                                       24

         Signature                                                                             24


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                         Three months ended               Six months ended
                                                              June 30                         June 30

(Dollars in thousands, except per share data)               2006            2005           2006            2005
Revenues                                                 $47,851         $44,941        $90,306         $88,235
Cost of sales                                           (35,125)        (32,459)       (66,883)        (63,541)
                                                    -------------    ------------    -----------     -----------
Gross profit                                              12,726          12,482         23,423          24,694
Selling, general and administrative expenses             (7,881)         (7,074)       (14,552)        (14,086)
                                                    -------------    ------------    -----------     -----------
Operating income                                           4,845           5,408          8,871          10,608
Interest income                                              273              22            531              45
Interest expense                                         (3,932)         (1,934)        (6,895)         (3,717)
Other income/(expense)                                     2,234         (2,703)          1,263         (3,435)
                                                    -------------    ------------    -----------     -----------
Income before income taxes                                 3,420             793          3,770           3,501
Income tax expense                                       (2,283)         (2,455)        (2,163)         (2,639)
                                                    -------------    ------------    -----------     -----------
Income/(loss) before cumulative effect of
accounting change                                         $1,137        $(1,662)         $1,607            $862
Cumulative effect of accounting change (net of
income tax benefit of $22,218)                          (20,656)               -       (20,656)               -
                                                    -------------    ------------    -----------     -----------
Net (loss)/income                                      $(19,519)        $(1,662)      $(19,049)            $862
                                                    -------------    ------------    -----------     -----------

Basic (loss)/income per share
Income/(loss) before cumulative effect of
accounting change                                          $0.09         $(0.13)          $0.13           $0.07
Cumulative effect of accounting change                    (1.63)               -         (1.64)               -
                                                    -------------    ------------    -----------     -----------
Basic (loss)/income per share                            $(1.54)         $(0.13)        $(1.51)           $0.07
                                                    -------------    ------------    -----------     -----------

Diluted (loss)/income per share:
Income/(loss) before cumulative effect of
accounting change                                          $0.08         $(0.11)          $0.11           $0.06
Cumulative effect of accounting change                    (1.42)               -         (1.42)               -
                                                    -------------    ------------    -----------     -----------
Diluted (loss)/income per share                          $(1.34)         $(0.11)        $(1.31)           $0.06
                                                    -------------    ------------    -----------     -----------

Weighted average number of common stock
- Basic     (000's)                                       12,653          12,521         12,606          12,487
- Diluted  (000's)                                        14,533          14,543         14,500          14,504


See Notes to Condensed Consolidated Financial Statements.



                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data)                            June 30,           December 31,
                                                                             2006                   2005
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $42,830                $15,420
Accounts receivable, net of allowance of $728 and $618 in
    2006 and 2005 respectively                                             28,345                 26,810
Unbilled receivables                                                       14,257                 11,981
Inventories                                                                 1,970                  1,992
Prepaid expenses and other current assets                                   9,429                  7,062
                                                                  ----------------       ----------------
Total current assets                                                       96,831                 63,265

Property and equipment, net                                                56,785                105,605
Goodwill                                                                    1,422                  1,195
Other assets                                                                9,383                    901
Unamortized capital bonds issue costs                                           -                     70
Deferred income taxes                                                      34,364                 13,333
                                                                  ----------------       ----------------
Total assets                                                             $198,785               $184,369
                                                                  ----------------       ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $14,865                $15,742
Accrued payroll and other benefits                                          3,711                  3,655
Accrued expenses and other liabilities                                     14,140                 15,862
Pension liabilities                                                         4,994                  4,635
Short-term debt                                                               680                 46,946
Fees invoiced in advance                                                   35,941                 32,920
                                                                  ----------------       ----------------
Total current liabilities                                                  74,331                119,760

Long-term debt                                                            100,005                 30,430
Pension liabilities, less short-term portion                               52,514                 48,747
                                                                  ----------------       ----------------
Total liabilities                                                        $226,850               $198,937
                                                                  ----------------       ----------------
Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at June 30, 2006: 12,668,820 (December
31, 2005: 12,553,251)                                                         127                    126
Paid in capital                                                            81,284                 75,848
Less: Promissory notes for the issuance of common stock                      (73)                  (205)
Accumulated other comprehensive loss                                     (49,406)               (49,389)
Accumulated deficit                                                      (59,997)               (40,948)
                                                                  ----------------       ----------------
Total stockholders' equity /(deficit)                                    (28,065)               (14,568)
                                                                  ----------------       ----------------

Total liabilities and stockholders' equity /(deficit)                    $198,785               $184,369
                                                                  ----------------       ----------------

See Notes to Condensed Consolidated Financial Statements



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                      Six months ended
                                                                                  June 30
(Dollars in thousands)                                                         2006                 2005


Cash flows from operating activities:
Net income                                                                $(19,049)                 $862
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                 5,113                4,815
Non-cash compensation expense associated with employee stock
compensation plans                                                              254                    -
Cumulative effect of accounting change                                       42,874                    -
Foreign exchange (gain)/loss on Capital Bonds and New Financing             (3,743)                3,167
Foreign exchange gain on intercompany balances                                (171)                    -
Deferred income tax (benefit)/expense                                      (20,056)                2,639
Provision for losses on accounts receivable                                     110                   51
Amortization of warrants                                                        342                  173
Amortization of Capital Bonds issue costs                                        70                   93
Amortization of Financing Costs                                               2,672                    -

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses                7,871              (9,015)
Inventories                                                                     162                 (31)
Accounts payable, accrued expenses and other liabilities                    (4,614)                1,156
Fees invoiced in advance                                                        417              (2,347)
                                                                   -----------------     ----------------
Net cash provided by operating activities                                   $12,252               $1,563
                                                                   -----------------     ----------------

Cash flows used in investing activities:
Purchase of property and equipment                                          (4,009)              (6,948)
                                                                   -----------------     ----------------
Net cash used in investing activities                                      $(4,009)             $(6,948)
                                                                   -----------------     ----------------

Cash flows provided by/(used in) financing activities:
Proceeds from issuance of Voting Common Stock                                 5,315                  572
Proceeds from long-term borrowings                                           70,000               30,000
Increase in deferred finance/other assets                                   (8,145)                    -
Repayments of long-term borrowings                                             (71)             (41,106)
Repayments of short-term borrowings                                        (46,405)                (419)
                                                                   -----------------     ----------------
                                                                   -----------------     ----------------
Net cash provided by/(used in) financing activities                         $20,694            $(10,953)
                                                                   -----------------     ----------------
                                                                   -----------------     ----------------

Effect of exchange rate changes on cash and cash equivalents                (1,527)              (1,605)
                                                                   -----------------     ----------------
Increase/(decrease) in cash and cash equivalents                             27,410             (17,943)
Cash and cash equivalents at beginning of period                             15,420               33,341
                                                                   -----------------     ----------------
Cash and cash equivalents at end of period                                  $42,830              $15,398
                                                                   -----------------     ----------------

Supplementary Disclosures

Interest paid in the period                                                  $6,524               $3,456
Taxes paid in the period
           Japan                                                                $68                    -
           US                                                                  $333                  $28
Non-Cash Financing Activity:
Issuance of warrants to lender                                               $2,528                    -
Issuance of warrants to financial advisor                                    $1,749                    -


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                             June 30, 2006 and 2005
                                    Unaudited


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

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury was newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt (approximately $41.1 million).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in these Consolidated Financial Statements no longer applies and the Company has reflected the "deconsolidation" of this entity in these June 30, 2006 financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

On March 2, 2006, the Company entered into a $70 million loan (the "New Financing") under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

LSR's executive office is based at the Princeton Research Center in New Jersey.


2.       SIGNIFICANT ACCOUNTING POLICIES

i)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2005, 2004 and 2003 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

ii)      Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date. As at June 30, 2006, options totaling 6,244 from this issuance have been forfeited, leaving the remaining balance of 356,419 to vest through March 31, 2007.

In May and June 2005, options totaling 23,600 were issued to employees. 11,800 of these 10-year options vested immediately, and the remaining 11,800 of these options became fully vested in May and June of 2006, respectively.

In May and June 2006, options totaling 56,400 were issued to employees. 3,750 of these 10-year options vested immediately and the remaining shares of 24,450, 3,750 and 24,450 will become fully vested in May 2007, June 2007 and May 2008 respectively. In addition in June 2006, a total of 7,500 shares of the Company's common stock were issued to non-management directors of the Company.

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

At June 30, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $0.6 million and a total weighted average remaining term of 8.18 years. Total stock-based compensation expense, recognized in Selling, General and Administrative expenses, aggregated $0.2 million and $0.3 million during the three and six month periods ended June 30, 2006, respectively. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total  stock-based  compensation  expense  impacted Basic Net
Income Per Common Share and Diluted Net Income Per Common Share by $0.01 and $0.01, respectively, during the second quarter of 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the three and six month periods ended June 30, 2005, is illustrated in the following table:

                                                   Three months    Six months
                                                  ended June 30   ended June 30
                                                       2005           2005
(Dollars in thousands, except per share data)
Net (Loss)/Income, as reported                       $(1,662)         $862

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects             $(119)         $(181)

                                                  -------------   --------------
Pro forma net (loss)/income                          $(1,781)         $681
                                                  -------------   --------------
(Loss)/Earnings per share:

Basic - as reported                                   $(0.13)         $0.07
Basic - pro forma                                     $(0.14)         $0.05
Diluted - as reported                                 $(0.11)         $0.06
Diluted - pro forma                                   $(0.12)         $0.05

The per share weighted average exercise price of the stock options granted for both the three and six months ended June 30, 2006 was $9.45, while the weighted average exercise price of the stock options granted for both the three and six months ended June 30, 2005 was $11.15. The per share weighted average fair value (Black-Scholes value) of the stock options granted for both the three and six months ended June 30, 2006 was $8.29, while the weighted average fair value price of the stock options granted for both the three and six months ended June 30, 2005 was $7.74. The Huntingdon options granted prior to 2002 (effective date of the "Exchange Offer") are considered to have no value. The fair values of the Company's employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the three and six month periods ended June 30, 2006 and 2005:

                                               Three months ended June 30          Six months ended June 30
                                           FAS No. 123R       FAS No. 123     FAS No. 123R      FAS No. 123
                                                Expense         Pro Forma          Expense        Pro Forma
                                                   2006              2005             2006             2005
Expected dividend yield of stock                     0%                0%               0%               0%
Expected volatility of stock, range       49.4% - 88.8%     47.1% - 55.9%    49.4% - 88.8%    47.1% - 55.9%
Risk-free interest rate, range            3.90% - 5.10%     4.07% - 4.71%    3.90% - 5.10%    4.07% - 4.71%

Expected term of options                       10 years          10 years         10 years         10 years


As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants (approximately $2.5 million) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

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

iii)    Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

3.       SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and six month periods ended June 30, 2006 and June 30, 2005 is as follows:

                                               Three months ended June 30         Six months ended June 30
                                                  2006            2005             2006            2005
(Dollars in thousands)
Net revenues
                          UK                      $37,459         $35,496          $70,640          $70,090
                          US
                                                   10,392           9,445           19,666           18,145
                          Corporate                     -               -                -                -
                                               -----------     -----------      -----------    -------------
                                                  $47,851         $44,941          $90,306          $88,235
                                               ===========     ===========      ===========    =============

Operating income
                          UK                       $5,794          $5,819          $10,145          $11,726
                          US                        1,223           1,567            2,372            2,645
                          Corporate               (2,172)         (1,978)          (3,646)          (3,763)
                                               -----------     -----------      -----------    -------------
                                                   $4,845          $5,408           $8,871          $10,608
                                               ===========     ===========      ===========    =============


4.       REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes was repaid to the end of 2005, and a further net $132,000 was repaid to the end of June 2006.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are "triple net" leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in these Consolidated Financial Statements no longer applies and the Company has reflected the "deconsolidation" of this entity in these June 30, 2006 financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 6), the Company is not reflecting this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

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

Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

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

6.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

As described in Note 1, and in compliance with FIN 46R, the Company has included Alconbury in its Condensed Consolidated Financial Statements for the period of June 14, 2005 through June 29, 2006. Effective June 30, 2006, the Company has determined that it is no longer the Primary Beneficiary of Alconbury, and therefore, is no longer required to include Alconbury in its consolidations from June 30, 2006 forward. In addition to excluding Alconbury from its consolidations, the Company is required to effectively remove or "deconsolidate" the June 14, 2005 through June 29, 2006 activity of Alconbury on June 30, 2006. This deconsolidation of activity is referred to as the "Cumulative Effect of Accounting Change" in these Condensed Consolidated Financial Statements.

The "Cumulative Effect of Accounting Change" is presented in both the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows at June 30, 2006 and is comprised of the following components:

Reversal of Alconbury Activity:
Income:
Rental income                                                                     $(5,128)
Discount on intercompany note                                                      (2,376)
Interest income                                                                       (23)
                                                                                ----------
                                                                                   (7,527)
                                                                                -----------
Expense:
Interest expense on third party loan                                                 4,806
Interest expense on intercompany loan                                                  628
Interest expense - amortization of discount on intercompany note                       360
Amortization of loan closing costs                                                   4,624
General and administrative expenses (bank charges fees etc.)                           134
                                                                                -----------
                                                                                    10,552
                                                                                -----------

Net Reversal of Alconbury Activity                                                  $3,025
                                                                                -----------


Impact on Remaining Consolidated Income Statement
(Previously Eliminated in Consolidation):

Income:
Amortization of gain on sale of assets to Alconbury (US)                              $336
Reversal of depreciation recorded on assets sold to Alconbury                        3,418
                                                                                -----------
                                                                                     3,754
                                                                                -----------
Expense:
Loss on sale of assets to Alconbury (UK)                                          (48,869)
Depreciation on capitalized assets                                                   (784)
                                                                                -----------
                                                                                  (49,653)
                                                                                -----------

                                                                                -----------
Net Impact on Remaining Consolidated Income Statement                            $(45,899)
                                                                                -----------

Cumulative Effect of Accounting Change - before income taxes                      (42,874)

Income tax benefit (deferred tax on sale of assets to Alconbury (UK))               22,218

                                                                                -----------
Cumulative Effect of Accounting Change                                           $(20,656)
                                                                                ===========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       RESULTS OF OPERATIONS

a) Three months ended June 30, 2006 compared with three months ended June 30, 2005.

Net revenues for the three months ended June 30, 2006 were $47.9 million, an increase of 6.5% on net revenues of $44.9 million for the three months ended June 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 7.7%; with the UK showing a 7.8% increase and the US a 7.4% increase.

Cost of sales for the three months ended June 30, 2006 were $35.1 million, an increase of 8.2% on cost of sales of $32.5 million for the three months ended June 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.5% with the UK showing a 9.1% increase and the US a 11.2% increase. The increase in the cost of sales reflects the growth in revenues and higher study related costs due to a change in the mix of business. Inflationary increases in power costs, and higher pension and depreciation charges also contributed to the increase.

Selling, general and administrative expenses (SG&A) increased by 11.4% to $7.9 million for the three months ended June 30, 2006 from $7.1 million in the corresponding period in 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.4%. Of this increase $0.5 million was due to the expense of issuing shares to directors and senior management as part of remuneration packages and incentive schemes.

Net interest expense increased by 91.4% to $3.7 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. This increase was due to higher rates of interest as a result of the Sale/Leaseback transaction, the additional principal being borrowed under the New Financing and the higher rates of interest as a result of the New Financing.

Other income of $2.2 million for the three months ended June 30, 2006 comprised, $3.3 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and New Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling) and other exchange gains of $0.3 million offset by finance arrangement fees of $1.4 million. In the three months ended June 30, 2005 there was other expense of $2.7 million which was comprised of finance arrangement fees of $0.3 million, and $2.4 million from the non-cash foreign exchange re-measurement loss on the Convertible Capital Bonds.

Income tax expense for the three months ended June 30, 2006 was $2.3 million. The income tax expense for the three months ended June 30, 2005, was $2.5 million. Net operating losses are $72.8 million at June 30, 2006; with net operating losses in the US of $8.8 million and net operating losses in the UK of $64.0 million.

The net income before the cumulative effect of the accounting change for the three months ended June 30, 2006 was $1.1 million compared to a loss of $1.7 million for the three months ended June 30, 2005. The increase in the net income of $2.8 million is due to a decrease in operating income of $0.6 million; offset by an increase in non-cash foreign exchange re-measurement gain of $5.8 million, an increase in finance arrangement fees of $1.1 million, exchange gain on intercompany balances of $0.3 million, an increase in interest expenses of $1.7 million and a decrease in the income tax expense of $0.1 million.

Basic income before the cumulative effect of the accounting change per common share for the three months ended June 30, 2006 was 9 cents, compared to 13 cents loss in the same period last year, on the weighted average common shares outstanding of 12,653,357 and 12,520,880 respectively. Diluted income before the cumulative effect of the accounting change per diluted share for the three months ended June 30, 2006 was 8 cents, compared to 11 cents loss in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income before the cumulative effect of the accounting change for the three months ended June 30, 2006 was $1.1 million, or $0.07 per fully diluted share (non-GAAP), compared with $3.1 million or $0.22 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $7.5 million for the three months ended June 30, 2006, or 15.6% of revenues, compared with $7.9 million, or 17.5% of revenues for the same period in the prior year.

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

b) Six months ended June 30, 2006 compared with six months ended June 30, 2005.

Net revenues for the six months ended June 30, 2006 were $90.3 million, an increase of 2.3% on net revenues of $88.2 million for the six months ended June 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 6.0%; with the UK showing a 6.0% increase and the US a 5.9% increase.

Cost of sales for the six months ended June 30, 2006 were $66.9 million, an increase of 5.3% on cost of sales of $63.5 million for the six months ended June 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.1% with the UK showing a 10.3% increase and the US an 4.6% increase. The increase in the cost of sales reflects the growth in revenues and higher study related costs due to a change in the mix of business. Inflationary increases in power costs, and higher pension and depreciation charges also contributed to the increase.

Selling, general and administrative expenses (SG&A) increased by 3.3% to $14.6 million for the six months ended June 30, 2006 from $14.1 million in the corresponding period in 2005. The underlying decrease, after adjusting for the impact of the movement in exchange rates was 2.7%. Of this increase $0.5 million was due to the expense of issuing shares to directors and senior management as part of remuneration packages and incentive schemes.

Net interest expense increased by 73.3% to $6.4 million for the six months ended June 30, 2006 from $3.7 million for the six months ended June 30, 2005. This increase was due to higher rates of interest as a result of the Sale/Leaseback transaction, duplicate financing in place for one month in preparation of the early redemption of the Convertible Capital Bonds, the additional principal being borrowed under the New Financing and the higher rates of interest as a result of the New Financing.

Other income of $1.3 million for the six months ended June 30, 2006 comprised $3.7 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and New Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling) and other exchange gains of $0.2 million, offset by finance arrangement fees of $2.6 million. In the six months ended June 30, 2005 there was other expense of $3.4 million which was comprised of finance arrangement fees of $0.3 million and $3.1 million of a non-cash foreign exchange re-measurement loss on the Convertible Capital Bonds.

Income tax expense for the six months ended June 30, 2006 was $2.2 million. The income tax expense for the six months ended June 30, 2005, was $2.6 million.

The net income before the cumulative effect of the accounting change for the six months ended June 30, 2006 was $1.6 million compared to $0.9 million for the six months ended June 30, 2005. The increase in the net income of $0.7 million is due to a decrease in operating income of $1.7 million; offset by an increase in non-cash foreign exchange re-measurement gain of $6.9 million, an increase in finance arrangement fees of $2.4 million, exchange gain on intercompany balances of $0.2 million, an increase in interest expenses of $2.7 million and a decrease in the income tax expense of $0.4 million.

Basic income before the cumulative effect of the accounting change per common share for the six months ended June 30, 2006 was 13 cents, compared to 7 cents income in the same period last year, on the weighted average common shares outstanding of 12,605,690 and 12,487,442 respectively. Diluted income before the cumulative effect of the accounting change per diluted share for the six months ended June 30, 2006 was 11 cents, compared to 6 cents income in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income before the cumulative effect of the accounting change for the six months ended June 30, 2006 was $2.3 million, or $0.16 per fully diluted share (non-GAAP), compared with $6.2 million or $0.43 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $14.0 million for the six months ended June 30, 2006, or 15.5% of revenues, compared with $15.4 million, or 17.5% of revenues for the same period in the prior year.


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

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are "triple net" leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in these Consolidated Financial Statements no longer applies and the Company has reflected the "deconsolidation" of this entity in these June 30, 2006 financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 6), the Company is not reflecting this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

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

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor, 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions. The 300,000 warrants became fully vested on March 2, 2006, the closing date of the loan and the value was $1,749,000 at that date.

Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes have been repaid through December 31, 2005, and a further net $132,000 was repaid to the end of June 2006.

Cash flows

During the three months ended June 30, 2006 funds used were $36.7 million, decreasing cash and cash equivalents from $79.5 million at March 31, 2006 to $42.8 million at June 30, 2006.

During the six months ended June 30, 2006 funds generated were $27.4 million, increasing cash and cash equivalents from $15.4 million at December 31, 2005 to $42.8 million at June 30, 2006. The majority of the increase in cash was due to the $70 million New Financing which generated net proceeds of approximately $63 million, of which $46.2 million were used to redeem the outstanding principal amount of the Convertible Capital Bonds. A further $10.6 million was generated from the repayment of the Alconbury subordinated promissory note.

Net days sales outstanding ("DSOs") at June 30, 2006 were 12 days, an increase from the 11 days at March 31, 2006, (13 days at June 30, 2005 and 16 days at December 31, 2005). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 4 day to 47 days so they are currently at a low range level. The impact on liquidity from a one-day change in DSO is approximately $541,000.

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

Consolidation of Alconbury

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in these Condensed Consolidated Financial Statements no longer applies and the Company has reflected the "deconsolidation" of this entity in these June 30, 2006 financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million, amortized over the term of the lease, for the US property. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

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

The Company has debt denominated in USD whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on June 30, 2006.

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

Exchange rates for translating sterling into US dollars were as follows:

             At December 31         At June 30          3 months to June 30        6 months to June 30
                                                         Average rate (1)            Average rate (1)
   2004          1.9199               1.8135                  1.8070                      1.8217
   2005          1.7168               1.7925                  1.8556                      1.8735
   2006             -                 1.8496                  1.8271                      1.7896

(1) Based on the average of the exchange rates on each day of each month during the period.

On August 3, 2006 the noon buying rate for sterling was (pound)1.00 = $1.8847

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2006:

                                                             Expected Maturity Date
                                       2006     2007     2008    2009     2010  Thereafter    Total  Fair
                                                                                                        Value
(In US Dollars, amounts in thousands)
Cash            - Pound Sterling     10,411        -        -       -        -           -   10,411    10,411
                - Euro                  273        -        -       -        -           -      273       273
                - Japanese Yen        1,798        -        -       -        -           -    1,798     1,798
Accounts
receivable      - Pound Sterling     18,519        -        -       -        -           -   18,519    18,519
                - Euro                  623        -        -       -        -           -      623       623
                - Japanese Yen        1,004                 -       -        -           -    1,004     1,004

Debt            - Japanese Yen          116        -        -       -        -           -      116       116

Recently Issued Accounting Standards

The Company adopted FAS No. 123R, "Share-Based Payments," effective January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognized $0.2 million and $0.3 million in total stock-based compensation expense during the three and six month periods ended June 30, 2006, respectively. Total unvested stock-based compensation expense was $0.6 million at June 30, 2006 and had a total weighted average remaining term of 8.18 years.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.
                    .
There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123R as described above. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2005


4.       LEGAL PROCEEDINGS

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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at June 30, 2006.

LIBOR

In the three and six months ended June 30, 2006, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $174,000 and $349,000 respectively.

Revenue

For the three and six months ended June 30, 2006, approximately 73% of the Company's net revenues were from outside the US.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4    CONTROLS AND PROCEDURES

As of June 30, 2006 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended June 30, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended June 30, 2006 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 22, 2006. The only matter submitted for a vote of stockholders was the election of directors for a one year term. All five of the Company's directors at the time were re-elected:

Name                      For            Withheld
Andrew Baker              8,417,453             0
Gabor Balthazar           8,417,393            60
Brian Cass                8,417,453             0
Afonso Junqueiras         8,417,253           200
Yaya Sesay                8,410,843         6,610

There were abstentions with respect to 1,890 shares.

ITEM 6    EXHIBITS

          Exhibit 31.1      Certification of the Chief Executive Officer

          Exhibit 31.2      Certification of the Chief Financial Officer

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

          Exhibit 99.1 Press Release, dated August 7, 2006 announcing the second quarter earnings results for 2006.





                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                           Life Sciences Research Inc.
                                  (Registrant)


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO
Date:    August 8, 2006