Form 10-Q
period 2006-09-30
LIFE SCIENCES RESEARCH INC
filed 2006-11-08
CIK 1158833

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

               For the quarterly period ended: September 30, 2006

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

12,675,120 shares of Voting Common Stock of $0.01 par value as of November 3, 2006


TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                                    Page

          Item 1       Financial Statements (Unaudited).

                       Condensed Consolidated Statements of Operations for the three and
                       nine months ended September 30, 2006 and 2005.                                  3

                       Condensed Consolidated Balance Sheets at September 30, 2006 and
                       December 31, 2005.                                                              4

                       Condensed Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 2006 and 2005.                                              5

                       Notes to Condensed Consolidated Financial Statements.                      6 - 13

           Item 2      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.                                                    14 - 22

           Item 3      Quantitative and Qualitative Disclosures about Market Risk.                    23

           Item 4      Controls and Procedures.                                                       23

 PART II   OTHER INFORMATION

           Item 1       Legal Proceedings                                                             24

           Item 6       Exhibits                                                                      24

           Signature                                                                                  24


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                         Three months ended              Nine months ended
                                                            September 30                    September 30

(Dollars in thousands, except per share data)               2006            2005           2006            2005
Revenues                                                 $49,460         $43,758       $139,766        $131,993

Cost of sales                                           (36,388)        (31,673)      (103,271)        (95,214)
                                                    -------------    ------------    -----------     -----------
Gross profit                                              13,072          12,085         36,495          36,779
Selling, general and administrative expenses             (7,334)         (6,410)       (21,886)        (20,496)
                                                    -------------    ------------    -----------     -----------
Operating income                                           5,738           5,675         14,609          16,283
Interest income                                              437              21            968              66
Interest expense                                         (3,162)         (2,138)       (10,057)         (5,855)
Other (expense)/income                                     (913)         (1,760)            350         (5,195)
                                                    -------------    ------------    -----------     -----------
Income before income taxes                                 2,100           1,798          5,870           5,299
Income tax benefit/(expense)                                 579           (649)        (1,584)         (3,288)
                                                    -------------    ------------    -----------     -----------
Income before cumulative effect of accounting
change                                                    $2,679          $1,149         $4,286           2,011
Cumulative effect of accounting change (net of
income tax benefit of $22,218)                                 -               -       (20,656)               -
                                                    -------------    ------------    -----------     -----------
Net income/(loss)                                         $2,679          $1,149      $(16,370)          $2,011
                                                    -------------    ------------    -----------     -----------

Basic income/(loss) per share
Income before cumulative effect of accounting
change                                                     $0.21           $0.09          $0.34           $0.16
Cumulative effect of accounting change                         -               -         (1.64)               -
                                                    -------------    ------------    -----------     -----------
Basic income/(loss) per share                              $0.21           $0.09        $(1.30)           $0.16
                                                    -------------    ------------    -----------     -----------

Diluted income/(loss) per share:
Income before cumulative effect of accounting
change                                                     $0.18           $0.08          $0.29           $0.14
Cumulative effect of accounting change                         -               -         (1.42)               -
                                                    -------------    ------------    -----------     -----------
                                                    -------------    ------------    -----------     -----------
Diluted income/(loss) per share                            $0.18           $0.08        $(1.13)           $0.14
                                                    -------------    ------------    -----------     -----------

Weighted average number of common stock
- Basic     (000's)                                       12,669          12,542         12,627          12,506
- Diluted  (000's)                                        14,534          14,601         14,506          14,521



See Notes to Condensed Consolidated Financial Statements.



                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                              September 30,           December 31,
                                                                             2006                   2005
ASSETS                                                                  Unaudited                Audited
Current assets:
Cash and cash equivalents                                                 $38,315                $15,420
Accounts receivable, net of allowance of $768 and $618 in
    2006 and 2005 respectively                                             30,519                 26,810
Unbilled receivables                                                       16,360                 11,981
Inventories                                                                 2,354                  1,992
Prepaid expenses and other current assets                                  12,263                  7,062
                                                                  ----------------       ----------------
Total current assets                                                       99,811                 63,265

Property and equipment, net                                                59,169                105,605
Goodwill                                                                    1,445                  1,195
Other assets                                                                9,195                    901
Unamortized capital bonds issue costs                                           -                     70
Deferred income taxes                                                      35,259                 13,333
                                                                  ----------------       ----------------
Total assets                                                             $204,879               $184,369
                                                                  ----------------       ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                          $15,018                $15,742
Accrued payroll and other benefits                                          3,647                  3,655
Accrued expenses and other liabilities                                     14,200                 15,862
Pension liabilities                                                         5,044                  4,635
Short-term debt                                                               706                 46,946
Fees invoiced in advance                                                   38,214                 32,920
                                                                  ----------------       ----------------
Total current liabilities                                                  76,829                119,760

Long-term debt                                                             91,131                 30,430
Deferred gain on disposal of US property                                    9,187                      -
Pension liabilities, less short-term portion                               53,038                 48,747
                                                                  ----------------       ----------------
Total liabilities                                                        $230,185               $198,937
                                                                  ----------------       ----------------
Commitments and contingencies
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Non-Voting Common Stock, $0.01 par value.  Authorized 5,000,000
Issued and outstanding: None                                                    -                      -
Voting Common Stock, $0.01 par value.  Authorized 50,000,000
Issued and outstanding at September 30, 2006: 12,670,020
(December 31, 2005: 12,553,251)                                               127                    126
Paid in capital                                                            82,249                 75,848
Less: Promissory notes for the issuance of common stock                      (44)                  (205)
Accumulated other comprehensive loss                                     (50,320)               (49,389)
Accumulated deficit                                                      (57,318)               (40,948)
                                                                  ----------------       ----------------
Total stockholders' equity /(deficit)                                    (25,306)               (14,568)
                                                                  ----------------       ----------------
Total liabilities and stockholders' equity /(deficit)                    $204,879               $184,369
                                                                  ----------------       ----------------

See Notes to Condensed Consolidated Financial Statements



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                       Nine months ended September 30
(Dollars in thousands)                                                         2006                 2005
Cash flows from operating activities:
Net (loss)/income                                                         $(16,370)               $2,011
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                 7,221                7,229
Amortisation of gain on disposal of US property                                (81)                    -
Non-cash compensation expense associated with employee stock
compensation plans                                                              407                    -
Cumulative effect of accounting change                                       42,874                    -
Foreign exchange (gain)/loss on Capital Bonds and New Financing             (4,005)                3,765
Foreign exchange gain on intercompany balances                                (203)                    -
Deferred income tax (benefit)/expense                                      (20,635)                3,288
Provision for losses on accounts receivable                                     150                   79
Amortization of warrants                                                      1,048                  260
Amortization of Capital Bonds issue costs                                        70                  137
Amortization of Financing Costs                                               3,116                1,420

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses                1,183             (13,880)
Inventories                                                                   (211)                  131
Accounts payable, accrued expenses and other liabilities                    (4,712)                2,063
Fees invoiced in advance                                                      2,380              (2,876)
                                                                   -----------------     ----------------
Net cash provided by operating activities                                   $12,232               $3,627
                                                                   -----------------     ----------------

Cash flows used in investing activities:
Purchase of property and equipment                                          (8,152)             (12,084)
Sale of property, plant and equipment                                             6                    -
                                                                   -----------------     ----------------
Net cash used in investing activities                                      $(8,146)            $(12,084)
                                                                   -----------------     ----------------

Cash flows provided by/(used in) financing activities:
Proceeds from issuance of Voting Common Stock                                 5,345                  629
Proceeds from long-term borrowings                                           70,000               30,000
Increase in deferred finance/other assets                                   (8,145)                    -
Repayments of long-term borrowings                                             (71)             (41,106)
Repayments of short-term borrowings                                        (46,553)                (684)
                                                                   -----------------     ----------------
Net cash provided by/(used in) financing activities                         $20,576            $(11,161)
                                                                   -----------------     ----------------

Effect of exchange rate changes on cash and cash equivalents                (1,767)              (1,562)
                                                                   -----------------     ----------------
Increase/(decrease) in cash and cash equivalents                             22,895             (21,180)
Cash and cash equivalents at beginning of period                             15,420               33,341
                                                                   -----------------     ----------------
Cash and cash equivalents at end of period                                  $38,315              $12,161
                                                                   -----------------     ----------------

Supplementary Disclosures
Interest paid in the period                                                  $8,127               $5,392
Taxes paid in the period
           Japan                                                               $123                  $18
           US                                                                  $333                 $298

Supplementary Disclosures of non-cash financing activity:
Issuance of warrants to lender                                               $2,528                    -
Issuance of warrants to financial advisor                                    $1,749                    -


See Notes to Condensed Consolidated Financial Statements.

                  LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                    Unaudited


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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

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


2.   SIGNIFICANT ACCOUNTING POLICIES

i)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2005, 2004 and 2003 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

ii)  Stock-Based Compensation

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options will vest 100% on March 31, 2007 for those executives who remain employed with the Company through that date. As at September 30, 2006, options totaling 6,244 from this issuance have been forfeited, leaving the remaining balance of 356,419 to vest through March 31, 2007.

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

At September 30, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $0.5 million and a total weighted average remaining term of 7.93 years. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, aggregated $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2006, respectively. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total  stock-based  compensation  expense  impacted Basic Net
Income Per Common Share and Diluted Net Income Per Common Share by $0.01 and $0.01, respectively, during the third quarter of 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the three and nine month periods ended September 30, 2005, is illustrated in the following table:

                                                                         Three months         Nine months
                                                                       ended September 30   ended September 30
                                                                             2005                2005
(Dollars in thousands, except per share data)
Net income, as reported                                                     $1,149              $2,011

Deduct: total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                      $(73)               $(254)
                                                                       -----------------    ----------------
Pro forma net income                                                        $1,076              $1,757
                                                                       -----------------    ----------------
Income per share:

Basic - as reported                                                         $0.09                $0.16
Basic - pro forma                                                           $0.09                $0.14
Diluted - as reported                                                       $0.08                $0.14
Diluted - pro forma                                                         $0.07                $0.12

The per share weighted average exercise price of the stock options granted for both the three and nine months ended September 30, 2006 was $9.45, while the weighted average exercise price of the stock options granted for both the three and nine months ended September 30, 2005 was $11.15. The per share weighted average fair value (Black-Scholes value) of the stock options granted for both the three and nine months ended September 30, 2006 was $8.29, while the weighted average fair value price of the stock options granted for both the three and nine months ended September 30, 2005 was $7.74. The Huntingdon options granted prior to 2002 (effective date of the "Exchange Offer") are considered to have no value. The fair values of the Company's employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the three and nine month periods ended September 30, 2006 and 2005:


                                          Three months ended September 30    Nine months ended September 30
                                           FAS No. 123R       FAS No. 123     FAS No. 123R      FAS No. 123
                                                Expense         Pro Forma          Expense        Pro Forma
                                                   2006              2005             2006             2005
Expected dividend yield of stock                     0%                0%               0%               0%
Expected volatility of stock, range       49.4% - 88.8%     47.1% - 55.9%    49.4% - 88.8%    47.1% - 55.9%
Risk-free interest rate, range            4.71% - 5.10%     3.90% - 4.71%    3.90% - 5.10%    3.90% - 4.71%

Expected term of options                       10 years          10 years         10 years         10 years


As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($2,528,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($1,749,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

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

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan -- measured as the difference between the fair value of plan assets and the projected benefit obligation -- as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in The Company recording the over-funded or under-funded of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer's fiscal year end and not as of an earlier measurement date. The Company is currently in the process of evaluating SFAS 158, and has not yet determined the impact, if any; SFAS 158 will have on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any; SFAS 157 will have on its consolidated results of operations or financial position.

3.   SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three and nine month periods ended September 30, 2006 and September 30, 2005 is as follows:

                                            Three months ended                Nine months ended
                                               September 30                     September 30
                                           2006            2005             2006            2005

(Dollars in thousands)
Net revenues

                          UK               $40,114         $33,673         $110,754         $103,763
                          US
                                             9,346          10,085           29,012           28,230
                          Corporate              -               -                -                -
                                        -----------     -----------      -----------    -------------
                                           $49,460         $43,758         $139,766         $131,993
                                        ===========     ===========      ===========    =============

Operating income
                          UK                $6,640          $5,183          $16,786          $16,905
                          US                 1,150           1,792            3,522            4,437
                          Corporate        (2,052)         (1,300)          (5,699)          (5,059)
                                        -----------     -----------      -----------    -------------
                                            $5,738          $5,675          $14,609          $16,283
                                        ===========     ===========      ===========    =============


4.   REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes was repaid to the end of 2005, and a further net $177,000 was repaid to the end of September 2006.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 6), the Company is not reflecting this new loan on the Condensed Consolidated Balance Sheet as at September 30, 2006.

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

6.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

As described in Note 1, and in compliance with FIN 46R, the Company has included Alconbury in its Condensed Consolidated Financial Statements for the period of June 14, 2005 through June 29, 2006. Effective June 30, 2006, the Company determined that it was no longer the Primary Beneficiary of Alconbury, and therefore, was no longer required to include Alconbury in its consolidations from June 30, 2006 forward. In addition to excluding Alconbury from its consolidations, the Company was required to effectively remove or "deconsolidate" the June 14, 2005 through June 29, 2006 activity of Alconbury on June 30, 2006. This deconsolidation of activity is referred to as the "Cumulative effect of accounting change" in these Condensed Consolidated Financial Statements.

The "Cumulative effect of accounting change" is presented in both the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows at September 30, 2006 and is comprised of the following components:


Reversal of Alconbury activity:
(Dollars in thousands)
Income:
Rental income                                                                     $(5,128)
Discount on intercompany note                                                      (2,376)
Interest income                                                                       (23)
                                                                                -----------
                                                                                   (7,527)
                                                                                -----------

Expense:
Interest expense on third party loan                                                 4,806
Interest expense on intercompany loan                                                  628
Interest expense - amortization of discount on intercompany note                       360
Amortization of loan closing costs                                                   4,624
General and administrative expenses (bank charges fees etc.)                           134
                                                                                -----------
                                                                                    10,552
                                                                                -----------
                                                                                -----------
Net reversal of Alconbury activity                                                  $3,025
                                                                                -----------
Impact on remaining Consolidated Statement of Operations
(Previously eliminated in consolidation):

(Dollars in thousands)

Income:
Amortization of gain on sale of assets to Alconbury (US)                              $336
Reversal of depreciation recorded on assets sold to Alconbury                        3,418
                                                                                -----------
                                                                                     3,754
                                                                                -----------

Expense:
Loss on sale of assets to Alconbury (UK)                                          (48,869)
Depreciation on capitalized assets                                                   (784)
                                                                                -----------
                                                                                  (49,653)
                                                                                -----------

                                                                                -----------
Net impact on remaining Consolidated Statement of Operations                     $(45,899)
                                                                                -----------

Cumulative effect of accounting change - before income taxes                      (42,874)

Income tax benefit (deferred tax on sale of assets to Alconbury (UK))               22,218
                                                                                -----------
Cumulative effect of accounting change                                           $(20,656)
                                                                                ===========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      RESULTS OF OPERATIONS

a) Three months ended September 30, 2006 compared with three months ended September 30, 2005.

Net revenues for the three months ended September 30, 2006 were $49.5 million, an increase of 13% on net revenues of $43.8 million for the three months ended September 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 8.7%; with the UK showing a 12.4% increase and the US a 3.5% decrease.

Cost of sales for the three months ended September 30, 2006 were $36.4 million (73.6% of revenue), an increase of 14.9% on cost of sales of $31.7 million (72.4% of revenue) for the three months ended September 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.6%. The increase in cost of sales as a percentage of revenue was due to an increase in direct study costs as a percentage of revenues and overheads as a percentage of revenues. These contributed 100 basis points and 60 basis points respectively to the increase in cost of sales as a percentage of revenues. The increase in direct study costs was due to a change in study mix, while increased power costs and depreciation contributed to the increase in overheads. There was a reduction of 40 basis points in Labor costs as a percentage of revenue due to the improved Labor efficiency as revenues increased offset in part by higher pension costs.

Selling, general and administrative expenses (SG&A) increased by 14.4% to $7.3 million for the three months ended September 30, 2006 from $6.4 million in the corresponding period in 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 18.9%. Of the total increase of $0.9 million, $0.4 million was due to a reduction in exchange gains and a further $0.4 million due to higher professional fees.

Net interest expense increased by 28.7% to $2.7 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. This increase was due to the additional principal being borrowed and the higher rates of interest associated with the New Financing.

Other expenses of $0.9 million for the three months ended September 30, 2006 comprised, finance arrangement fees of $0.5 million, the non-cash cost of $0.7 million associated with the 100,000 warrants granted in January 2005 for advisory services, offset by $0.3 million from the non-cash foreign exchange re-measurement gain on the New Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling). In the three months ended September 30, 2005 there was other expense of $1.8 million which was comprised of finance arrangement fees of $1.2 million, and $0.6 million from the non-cash foreign exchange re-measurement loss on the Convertible Capital Bonds.

Income tax benefit for the three months ended September 30, 2006 was $0.6 million. The income tax expense for the three months ended September 30, 2005, was $0.6 million. Research and development tax credits in the UK increased the tax benefit for the three months ended September 30, 2006 by $1.3 million and reduced the tax expense for the three months ended September 2005 by $1.0 million. For the three months ended September 30, 2005 this benefit was offset by non tax deductible finance expenses of $0.5 million and the effects of the consolidation of Alconbury of $0.7 million. Net operating losses are $77.4 million at September 30, 2006; with net operating losses in the US of $10.6 million and net operating losses in the UK of $66.8 million.

The net income for the three months ended September 30, 2006 was $2.7 million compared to $1.1 million for the three months ended September 30, 2005. The increase in the net income of $1.6 million is due to a $0.1 million increase in operating income, an increase in non-cash foreign exchange re-measurement gain of $0.9 million, and an increase in the income tax benefit of $1.2 million, offset by an increase in the net interest expense of $0.6 million.

Basic income per common share for the three months ended September 30, 2006 was 21 cents, compared to 9 cents income in the same period last year, on the weighted average common shares outstanding of 12,669,068 and 12,541,912 respectively. Diluted income per diluted share for the three months ended September 30, 2006 was 18 cents, compared to 8 cents in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income for the three months ended September 30, 2006 was $2.7 million, or $0.19 per fully diluted share (non-GAAP), compared with $3.2 million or $0.22 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $7.8 million for the three months ended September 30, 2006, or 15.9% of revenues, compared with $8.1 million, or 18.6% of revenues for the same period in the prior year.

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

b) Nine months ended September 30, 2006 compared with nine months ended September 30, 2005.

Net revenues for the nine months ended September 30, 2006 were $139.8 million, an increase of 5.9% on net revenues of $132.0 million for the nine months ended September 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 6.9%; with the UK showing a 8.1% increase and the US a 2.6% increase.

Cost of sales for the nine months ended September 30, 2006 were $103.3 million (73.9% of revenue), an increase of 8.5% on cost of sales of $95.2 million (72.1% of revenue) for the nine months ended September 30, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.6%. The increase in the cost of sales as a percentage of revenue was due to an increase in direct study costs as a percentage of revenue and overheads as a percentage of revenue. These contributed 100 basis points and 80 basis points respectively to the increase in cost of sales as a percentage of revenues. The increase in direct study costs was due to a change in study mix, while increased power costs and depreciation contributed to the increase in overheads. Labor as a percentage of revenues was the same as last year with improvements in Labor efficiency as revenues increased being offset by higher pension costs.

Selling, general and administrative expenses (SG&A) increased by 6.8% to $21.9 million for the nine months ended September 30, 2006 from $20.5 million in the corresponding period in 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 7.8%. Of the total increase of $1.4 million, $0.5 million was due to the expense of issuing shares to directors and senior management as part of remuneration packages and incentive schemes, $0.2 million related to employee stock option expenses, a further $0.4 million related to higher professional fees and $0.3 million to increased insurance costs.

Net interest expense increased by 57.0% to $9.1 million for the nine months ended September 30, 2006 from $5.8 million for the nine months ended September 30, 2005. This increase was due to higher rates of interest as a result of the Sale/Leaseback transaction, duplicate financing in place for one month in preparation of the early redemption of the Convertible Capital Bonds, the additional principal being borrowed under the New Financing and the higher rates of interest as a result of the New Financing.

Other income of $0.4 million for the nine months ended September 30, 2006 comprised $4.0 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and New Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the bonds is UK sterling) and other exchange gains of $0.2 million, offset by finance arrangement fees of $3.1 million and the non-cash costs of $0.7 million associated with 100,000 warrants granted in January 2005 for advisory services. In the nine months ended September 30, 2005 there was other expense of $5.2 million which was comprised of finance arrangement fees of $1.4 million and $3.8 million of a non-cash foreign exchange re-measurement loss on the Convertible Capital Bonds.

Income tax expense for the nine months ended September 30, 2006 was $1.6 million. The income tax expense for the nine months ended September 30, 2005, was $3.3 million. Research and development tax credits in the UK decreased the tax expense for the nine months ended September 30, 2006 by $3.7 million and reduced the tax expense in the nine months ended September 2005 by $3.1 million. For the nine months ended September 30, 2006 this benefit was offset by non tax deductible finance expenses of $0.3 million and the effects of consolidation of Alconbury of $2.9 million. For the nine months ended September 30, 2005 this benefit was offset by non tax deductible finance expenses of $1.3 million and the effects of consolidation of Alconbury of $3.1 million.

The net income before the cumulative effect of the accounting change for the nine months ended September 30, 2006 was $4.3 million compared to $2.0 million for the nine months ended September 30, 2005. The increase in the net income of $2.3 million is due to a decrease in operating income of $1.7 million, an increase in finance arrangement fees of $2.4 million and an increase in net interest expense of $3.3 million; offset by an increase in non-cash foreign exchange re-measurement gain of $7.8 million, exchange gain on intercompany balances of $0.2 million and a decrease in the income tax expense of $1.7 million.

Basic income before the cumulative effect of the accounting change per common share for the nine months ended September 30, 2006 was 34 cents, compared to 16 cents income in the same period last year, on the weighted average common shares outstanding of 12,627,048 and 12,505,798 respectively. Diluted income before the cumulative effect of the accounting change per diluted share for the nine months ended September 30, 2006 was 29 cents, compared to 14 cents income in the same period last year.

Excluding the Other Expense items described above related to the finance arrangement fees, the non-cash foreign exchange losses, and related tax effect, non-GAAP net income before the cumulative effect of the accounting change for the nine months ended September 30, 2006 was $5.0 million, or $0.34 per fully diluted share (non-GAAP), compared with $9.4 million or $0.65 per fully diluted share for the same period in the prior year.

Earnings before interest, taxes, depreciation and amortization, and other income/(expense) ("EBITDA") was $21.8 million for the nine months ended September 30, 2006, or 15.6% of revenues, compared with $23.5 million, or 17.8% of revenues for the same period in the prior year.


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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 6), the Company is not reflecting this new loan on the Condensed Consolidated Balance Sheet as at September 30, 2006.

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

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($2,528,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($1,749,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $492,000 of such promissory notes have been repaid through December 31, 2005, and a further net $177,000 was repaid to the end of September 2006.

Cash flows

During the three months ended September 30, 2006 funds used were $4.5 million, decreasing cash and cash equivalents from $42.8 million at June 30, 2006 to $38.3 million at September 30, 2006. Approximately $1.7 million of this related to the increase in DSOs, $1.3 million related to the payment of Alconbury rent deposits and the balance reflected the higher capital expenditure in the quarter.

During the nine months ended September 30, 2006 funds generated were $22.9 million, increasing cash and cash equivalents from $15.4 million at December 31, 2005 to $38.3 million at September 30, 2006. The majority of the increase in cash was due to the $70 million New Financing which generated net proceeds of approximately $63 million, of which $46.2 million were used to redeem the outstanding principal amount of the Convertible Capital Bonds. A further $10.6 million was generated from the repayment of the Alconbury subordinated promissory note.

Net days sales outstanding ("DSOs") at September 30, 2006 were 15 days, an increase from the 12 days at June 30, 2006, (21 days at September 30, 2005 and 16 days at December 31, 2005). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Since January 1999, DSOs at the quarter end have varied from 4 day to 47 days so they are currently at a low range level. The impact on liquidity from a one-day change in DSO is approximately $566,000.

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

Consolidation of Alconbury

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Condensed Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. The Company has recorded a non-cash loss of $48.9 million for the sale of the UK properties, and a gain of $9.6 million, amortized over the term of the lease, for the US property. Please refer to Note 6 for additional detail of the impact of this deconsolidation.

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

The Company has debt denominated in USD whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with USD debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on September 30, 2006.

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

Exchange rates for translating sterling into US dollars were as follows:

            At December 31      At September 30     3 months to September 30      9 months to September 30
                                                        Average rate (1)              Average rate (1)
   2004         1.9199              1.8096                   1.8192                        1.8209
   2005         1.7168              1.7691                   1.7854                        1.8437
   2006            -                1.8680                   1.8751                        1.8184

(1) Based on the average of the exchange rates on each day of each month during the period.

On November 3, 2006 the noon buying rate for sterling was (pound)1.00 = $1.9011

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The  following  table  summarizes  the  financial  instruments   denominated  in
currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2006:


                                                             Expected Maturity Date
                                       2006     2007     2008    2009     2010  Thereafter    Total  Fair
                                                                                                        Value
(In US Dollars, amounts in thousands)

Cash            - Pound Sterling     12,324        -        -       -        -           -   12,324    12,324
                - Euro                  489        -        -       -        -           -      489       489
                - Japanese Yen        1,791        -        -       -        -           -    1,791     1,791
Accounts
receivable      - Pound Sterling     20,965        -        -       -        -           -   20,965    20,965
                - Euro                1,180        -        -       -        -           -    1,180     1,180
                - Japanese Yen        2,358        -        -       -        -           -    2,358     2,358


Recently Issued Accounting Standards

The Company adopted FAS No. 123R, "Share-Based Payments," effective January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognized $0.2 million and $0.4 million in total stock-based compensation expense during the three and nine month periods ended September 30, 2006, respectively. Total unvested stock-based compensation expense was $0.5 million at September 30, 2006 and had a total weighted average remaining term of 7.93 years.

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

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan -- measured as the difference between the fair value of plan assets and the projected benefit obligation -- as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in The Company recording the over-funded or under-funded of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer's fiscal year end and not as of an earlier measurement date. The Company is currently in the process of evaluating SFAS 158, and has not yet determined the impact, if any; SFAS 158 will have on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any; SFAS 157 will have on its consolidated results of operations or financial position.

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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at September 30, 2006.

LIBOR

In the three and nine months ended September 30, 2006, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $175,000 and $524,000 respectively.

Revenue

For the three and nine months ended September 30, 2006, approximately 73% of the Company's net revenues were from outside the US.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2006 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the quarter ended September 30, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended September 30, 2006 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 6  EXHIBITS

        Exhibit 31.1    Certification of the Chief Executive Officer
        Exhibit 31.2    Certification of the Chief Financial Officer
        Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
        Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

        Exhibit 99.1 Press Release, dated November 7, 2006 announcing the third quarter earnings results for 2006.


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

Date:    November 8, 2006