Form 10-K
period 2006-12-31
LIFE SCIENCES RESEARCH INC
filed 2007-03-14
CIK 1158833

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

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
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649-9961

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


-------------------------------------     --------------------------------------
        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON
Voting Common Stock $0.01 par value                   WHICH REGISTERED
                                                           NYSE Arca


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

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

                Yes X                        No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 126-2 of the Exchange Act.

Large accelerated filer __     Accelerated filer X     Non accelerated filer _

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                 Yes __                    No X

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant was $111,531,355 on June 30, 2006 (based upon the last reported sales price of the registrant's common stock on the "Other OTC Market"), the last business day of Registrant's most recently completed second fiscal quarter.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

As of March 7, 2007 the Registrant had outstanding 12,781,077 shares of Voting Common Stock


TABLE OF CONTENTS

ITEM

                                     PART I
                                                                                          PAGE

1.     Business..........................................................................   4

1A.    Risk Factors .....................................................................  14

1B.    Unresolved Staff Comments.........................................................  18

2.     Properties .......................................................................  18

3.     Legal Proceedings ................................................................  18

4.     Submission of Matters to a Vote of Security Holders ..............................  18

                                     PART II

5.     Market For Registrant's Common Equity, Related Stockholder Matters and Issuer
       Purchases of Equity Securities....................................................  19

6.     Selected Consolidated Financial Data .............................................  23

7.     Management's Discussion and Analysis of Financial Condition and Results
       of Operation .....................................................................  25

7A.    Quantitative and Qualitative Disclosures About Market Risk .......................  39

8.     Financial Statements and Supplementary Data  .....................................  40

9.     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure .......................................................................  80

9A.    Controls and Procedures ..........................................................  80

9B.    Other Information.................................................................  80

                                    PART III

10.    Directors, Executive Officers and Corporate Governance............................  81

11.    Executive Compensation  ..........................................................  84

12.    Security Ownership of Certain Beneficial Owners and Management and Related
       Stockholder Matters .............................................................. 101

13.    Certain Relationships, Related Transactions and Director Independence............  103

14.    Principal Accountant Fees and Services  .........................................  104

                                     PART IV

15.    Exhibits and Financial Statements Schedules .....................................  105


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical companies. The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that humans use, eat and are otherwise exposed to. In addition, the Company tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

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

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt ($41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 3 for additional detail of the impact of this deconsolidation.

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

In 1995, it acquired the toxicology business of APBI, which included laboratories near Princeton, New Jersey and Newcastle and Eye, Suffolk in the UK for a total consideration of $43 million. Immediately upon acquisition, the toxicology business of APBI in the UK was merged with that of Huntingdon Research Center Limited and the name of that company changed to Huntingdon Life Sciences Limited. The US business acquired operates as Huntingdon Life Sciences, Inc.

In the first half of 1997, allegations were made relating to animal care and Good Laboratory Practice (GLP) against Huntingdon's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant operating losses and cash outflows resulted during the period from mid 1997 through 1998. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until its finances were stabilized, Huntingdon required a substantial injection of financing to both initially restore confidence and then to fund operations during the period until it returned to profitability.

On September 2, 1998 a group of new investors, led by Andrew Baker, subscribed (pound)15 million ($25 million based on the exchange rates at the time) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million ($11.8 million). After expenses of (pound)1.7 million ($2.9 million), the issue of shares raised (pound)20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to continue Huntingdon's credit facilities at (pound)24.5 million ($40.8 million) until August 31, 2000 and this amount remained fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which subsequently transferred the debt to an unrelated third party. That debt was paid in full on June 14, 2005 from the proceeds of the Sale/Leaseback Transaction plus cash on hand.

Since the involvement of the new investor group in 1998, the management team, led by Andrew Baker and Brian Cass, believes that LSR has successfully addressed many of the Company's past difficulties. Relationships with customers have been restored and sales have grown consistently at an encouraging rate.

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

In April 2002, LSR began trading its common stock on the US Over the Counter Bulletin Board (OTCBB). From February 6, 2006 to December 21, 2006 it traded on the Other OTC Market. Since December 22, 2006, it has traded on NYSE Arca.

DESCRIPTION OF BUSINESS

The Company provides pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical and biotechnology companies, as well as many agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of our clients' products. The Company's services are designed to meet the regulatory requirements of governments around the world.

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

Pharmaceuticals and Biotechnology

The pharmaceutical research and development pathway is shown below:

[GRAPHIC OMITTED]

The Company performs non-clinical testing in support of the drug development process, primarily work outsourced from the bio-pharmaceutical industry. Over 85% of the Company's orders are derived from this pharmaceutical sector. Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the ultimate testing and use of these compounds in humans.

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

The Company views its non-clinical market as extending all the way beyond marketing authorization, although the core market extends to "proof of concept" in man (Phase 2A). Since 1999, the Company has had collaborative relationships with a number of Phase I clinical trial units and offers certain laboratory services in support of clinical trials. The Company's market is further extended beyond pre-clinical with analytical chemistry support for clinical trials, establishing the stability of pharmaceuticals under varied storage conditions and the batch testing of marketed pharmaceuticals for product release.

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

Market Growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spending is over $60 billion per year and is growing at around 10% per annum. Approximately 20% of this is devoted solely to pre-clinical testing. The Company believes that approximately 20-25% of the pre-clinical spending is outsourced which means that the Company is today competing in a market of as much as $3 billion. It is widely believed that this market will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced.

The market for these services is growing, due among other things to the following:

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

o It is estimated there has been a 33% increase in the numbers of projects in pre-clinical development since 2000.

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

Non-Pharmaceuticals

The Company currently generates approximately 15% of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries. During 2006 non-pharmaceutical orders were higher than the prior year but a declining percent of total orders, which is expected to continue. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

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

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to human and veterinary pharmaceutical and biotechnology companies, as well as agrochemical, industrial chemical and food companies. In 2006 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations. 47 clients placed over $1 million of orders with the Company and the ten largest clients accounted for approximately 46% of orders. No single client accounted for more than 10% of net revenues for 2006.

For net revenues from clients, assets attributable to each of the Company's business segments, other segment information and a geographical analysis of revenues from clients (based on the location of the client) for each of the last three fiscal years, see note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The majority of the Company's net revenues are earned under contracts, which range in duration from a few months to three years. Revenue from these contracts is recognized over the term of the contract as services are rendered. The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned. Aggregate backlog at December 31, 2006 was $175 million compared to $122 million at December 31, 2005, which represents an increase of 43% exclusive of the impact of foreign exchange.

Segment Information

For a discussion of geographic segment information please see "Segment Analysis" beginning on page 30 and "Geographical Analysis" beginning on page 76.


COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from:

o in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments; to

o "full service" providers - CROs like LSR, who provide a full range of non-clinical safety services to the industries (such as Covance, Inc. and Charles River Laboratories, Inc.); and

o "niche" suppliers focusing on specific services, geographic areas, or industries (such as WIL Research and SafePharm Labs).


GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by the Company are used to support pharmaceutical, biotechnology, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japanese and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the FDA promulgated the Good Laboratory Practice (GLP) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2006, the Company in the UK had 2 GLP inspections. The Company has had numerous such inspections since 1995.

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

The Company's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment. Personal licenses are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements, the Company had 22 such visits in 2006.

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

To ensure that this experience and expertise is transmitted throughout the organization, the Company conducts training programs. For example, the Company's study director training programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world. The Company employs approximately 240 licensed personnel at any one time.

The number of employees in the Company at December 31, 2006 and 2005 were as follows:

                                           2006              2005
                                     -----------        -----------
US ..........................              278                268
UK ..........................            1,188              1,128
Japan .......................               11                 11
                                     -----------        -----------
                                         1,477              1,407
                                     -----------        -----------

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

Acquisition of Huntingdon Life Sciences KK (HLS KK)

HLSKK has acted as the Company's marketing representative in Japan since 1996. This Company was a joint venture, 50% of which was owned by Huntingdon. On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price was payable over a three year period, and was equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened at rates of between 2.5% and 4.5% of billings generated. Payments during that three year period were made at the rate which had been in effect for commissions prior to the acquisition, and was payable semi-annually. The amount paid in 2006 representing the final payments due under the purchase agreement was $415,000, and in 2005 the amount paid was $666,000.

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

Animal Rights Activism

During the last decade there was an escalation in animal rights activity that targeted biomedical research internationally including academic, government and commercial organizations. As part of this increase a new campaign group (Stop Huntingdon Animal Cruelty, SHAC) was formed in the UK in November 1999. SHAC's broad aim is to end all animal research, while its immediate and publicly stated goal at that time was to "shut HLS down within three years". During 2000 this campaign broadened and intensified with a range of Huntingdon's stakeholders becoming targets, including staff, directors, institutional and individual shareholders, customers, financial institutions and other suppliers. The protest activities took many forms, both legal and illegal, such as demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above; and, in occasional cases, acts of violence.

During 2001 and 2002 the incidents of violent protest in the UK diminished. However, activists focused their protest activities on the Company's financial institutions in unsuccessful attempts to deprive Huntingdon of its bank financing and to stop the US re-domiciling transaction. During this period, due in large part to the successful US re-domiciling, the activities of SHAC and other animal rights groups expanded to and intensified in the US, focusing on a similar range of stakeholders as had been targeted in the UK.

To counter this animal rights campaign the Company adopted a strategy of openness and direct co-operation with all its stakeholders, the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective new medicines and other products. Members of the media, national bodies, schools and local groups have visited the Company, toured the laboratories and animal facilities, and talked with staff. These visitors have been consistently impressed with the Company's ethics, its standards of animal welfare and the professionalism of its staff. As a consequence of the Company's constructive, high profile public relations activities and the irrationality of the animal rights messages, media coverage has become increasingly positive. Additionally, both in the US and the UK, the media has consistently condemned the illegal protest actions of the SHAC campaign.

Initiated by, and in conjunction with, the Company's leadership on this issue, there has been a marked increase in communication campaigns designed to inform the general public. These have focused on the essential nature of animal based research, the high standards of animal welfare demanded, the commitment to developing non-animal alternatives and the benefits of such research to society. Our clients' recognition of our scientific and professional integrity and leadership was evident in the granting of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director, in October 2001. In further recognition of his contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (CBE) in June 2002. The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of Great Britain, but is approved by the Queen. UK pro-research groups such as the Coalition For Medical Progress and Pro-Test have spread the message of the value of animal research. During 2006 a public petition in support of animal research, dubbed the Peoples Petition, gathered tens of thousands of signatures, including that of Prime Minister Tony Blair.

In the UK the Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, and Research Defence Society. As a result, the British Government has made very positive statements in support of the Company specifically and of biomedical research using animals in general. It has also been extremely critical of the illegal activities of some animal rights supporters. The Government has adopted legislation to offer more protection to those targeted and is encouraging the police and courts to ensure the law is enforced. This national initiative continues to develop, particularly as the government and police deal with protecting an increasing range of animal rights targets in the UK. Of particular note, in April 2005 the Serious Organised Crime and Police Act was introduced with new powers to deal with protests outside homes, harassment and economic damage. Moreover in July 2005 that Act was further amended to introduce the new offense of "interference with business contracts so as to damage an animal research organization", commonly referred to as the "economic terrorism law". These new measures are designed to tackle secondary and tertiary targeting by animal rights extremists, this is the intimidation of businesses doing business with animal research facilities. UK law enforcement has significantly increased its investigations and prosecutions of animal rights extremists, utilizing these new laws. At the end of 2006, eleven leaders of the UK animal rights extremist movement were in prison, some serving sentences of up to 12 years.

Running in parallel with the introduction of new legislation the Company has used the civil route to protect itself and its staff. In April 2003 the Company obtained a groundbreaking legal injunction from the London High Court of Justice protecting its employees against harassment from SHAC and similar animal rights activists. This order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees' homes and sets up similar exclusion zones around the Company's two UK research centers. Several months later, a group of five international Japanese pharmaceutical companies followed a similar course, obtaining protective injunctions for their employees who were being harassed. Since then approximately two dozen other organizations similarly targeted by animal rights extremists have obtained injunctions of this type. Some were targeted for their perceived relationship with the Company; others for their own independent animal research activities. Notably, during 2004, Oxford University became the target of animal rights extremists attempting to halt the construction of an animal research facility. The University successfully obtained a broad-ranging injunction against such protests.

Although the animal rights movement is less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media co-operation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism associated with home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on both home protests and protests at the Company's Princeton Research Center by animal rights activists. During 2002 criminal indictments were brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. In Washington D.C., legislation was enacted in May 2002 which significantly increased the penalties under the Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities. In October 2005, legislation was introduced to expand the Animal Enterprise Terrorism Act to among other things, address secondary and tertiary targeting. That legislation was signed into law by President Bush on November 27, 2006.

In May 2004, seven leading US animal rights extremists, including Kevin Kjonaas, the President of SHAC-USA, were arrested and criminally indicted by the New Jersey US Attorney's Office on federal charges of animal enterprise terrorism, interstate stalking and conspiracy to engage in interstate stalking. An additional criminal charge of conspiracy to anonymously utilize a telecommunications device to abuse, threaten and harass persons was added to the indictment in September 2004. On March 2, 2006, SHAC-USA and the six individual defendants remaining in the case were convicted on all counts. The six individual defendants were sentenced to terms of between one year and one day and six years in prison, which they began serving in October 2006. They were also ordered to jointly pay restitution to the Company in the amount of $1,000,000.

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

Providers of outsourced drug development services compete on the basis of many factors, including the following:

o    reputation for on-time quality performance;

o    expertise, experience and stability;

o    scope of service offerings;

o    how well services are integrated;

o    strength in various geographic markets;

o    competitive pricing

o    technological  expertise and efficient drug  development  processes;  and

o ability to acquire, process, analyze and report data in a time-saving, accurate manner.

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

The Company may expand its business through acquisitions

Although acquisitions do not play a material role in the Company's near term growth strategy, the Company may expand its business through acquisitions. Factors which may affect its ability to grow successfully through acquisitions include:

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

The Company's non-US locations account for a majority of its revenues, making the Company exposed to risks associated with operating internationally

Approximately 79% of the Company's revenues are generated by its facilities outside the United States. As a result of these foreign sales and facilities, the Company's operations are subject to a variety of risks unique to international operations, including the following:

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

The Company is exposed to exchange rate fluctuations and exchange controls

The Company's long term debt is primarily denominated in US dollars whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with the debt as a function of relative changes in foreign exchange rates.

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

The Company is reliant upon debt provided by third party lenders

The Company has approximately $94 million of outstanding debt. $70 million of this debt is due on March 1, 2011 and the remaining debt is represented by capital leases, primarily related to the sale and leaseback of the Company's facilities. If the Company is unable to pay or refinance this debt when it becomes due, or to pay its carrying costs on such debt in the form of interest, the Company could face a default under the terms of its loan agreement. A variety of factors, including worsening financial performance, failure to comply with financial covenants and pressure from animal rights extremists, could make it difficult to pay or refinance this debt.

The Company's quarterly operating results may vary

The Company's operating results may vary significantly from quarter to quarter and are influenced by factors over which it has little control such as:

o    exchange rate fluctuations;

o    the  commencement,   completion,  postponement  or  cancellation  of  large
     contracts;

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

o    unexpected or undesired study results;

o    production problems resulting in shortages of the drug being tested;

o    adverse reactions to the drug being tested;

o    regulatory restrictions placed on the drug or compound being tested; or

o    the client's decision to forego or terminate a particular study

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

Reliance on transportation

The Company's operations are reliant on transport for the movement of materials and supplies, and a significant disruption to the transport systems could have a material adverse effect on this business.

The Company relies on third parties for important services

The Company depends on third parties to provide it with services critical to its business. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on the Company's business.

An increase in energy costs may significantly increase the Company's operating costs

The Company's business is dependent on various energy sources, including fuel oil, electricity and natural gas. Rising oil and gas prices in the past year have increased the Company's operating costs and future increases would have a similar effect.

Actions of animal rights extremists may affect the Company's business

The Company's development services utilize animals (predominantly rodents) to test the safety and efficacy of drugs. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries. The Company is targeted by extreme animal rights activists who oppose all testing on animals, for whatever purpose, including the Company's animal testing activities in support of its safety and efficacy testing for clients. These groups, which include Stop Huntingdon Animal Cruelty (SHAC) and the Animal Liberation Front (ALF), and Win Animal Rights (WAR), among others, have publicly stated that the goal of their campaign is to "shut Huntingdon". Acts of vandalism and other acts by these animal rights extremists who object to the use of animals in drug development could have a material adverse effect on the Company's business.

Animal rights extremists have targeted, and may continue to target, the US financial community that trades LSR Voting Common Stock, which has caused and may continue to cause illiquidity and a lower market price of the Voting Common Stock.

The animal rights extremists have in the past harassed the financial community that trades in LSR shares, including market makers, stockbrokers, investors and trading platforms. The liquidity and market price of the shares of LSR Voting Common Stock could be adversely affected in the future by such actions.

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. Base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was required to be paid at the time that Alconbury refinanced its financing arrangements on June 30, 2006. Additionally, because the leases are "triple net" leases, LSR will also pay for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

The proceeds from the Sale/Leaseback Transaction (plus additional cash in hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt ($41.1 million based on exchange rates at the time).


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of the stock holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSR's Voting Common Stock trades on the NYSE Arca under the symbol "LSR". The closing market price of the Voting Common Stock on March 7, 2007 was $13.75 per share.

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

The Company's common stock traded on the OTCBB up until February 6, 2006 and then traded on the Other OTC Market up until December 21, 2006. From December 22, 2006 the Company's common stock has traded on NYSE Arca. The high and low quarterly sales price of LSR's common stock for the two years to December 31, 2006 were as follows:

                                   HIGH SALES               LOW SALES
QUARTER ENDED                        PRICE                   PRICE
-------------
                               ------------------       -----------------
                                       $                       $
March 31, 2005                        13.25                  10.50
June 30, 2005                         13.25                  11.00
September 30, 2005                    18.30                  11.75
December 31, 2005                     15.60                   8.00
March 31, 2006                        12.00                   8.95
June 30, 2006                         12.00                   8.50
September 30, 2006                    11.90                   8.00
December 31, 2006                     14.50                   7.50

On August 22, 2005, the Company announced that its listing application had been accepted by the New York Stock Exchange ("NYSE") and that trading of the Company's common stock on the NYSE was expected to begin on September 7. On September 7, 2005, the NYSE postponed commencement of trading of the Company's stock on the NYSE. On April 4, 2006, the Company's legal counsel sent a letter to the NYSE enclosing a draft complaint alleging breach of agreements between the Company and the NYSE, including to list LSR stock, and seeking specific performance, damages and other relief. The letter expressed the Company's interest in resolving the matter without litigation. On December 22, 2006, LSR Voting Common Stock commenced trading on NYSE Arca, the first US open all-electronic stock exchange, which provides customers with fast electronic execution and open, direct and anonymous market access. In connection with the Company's listing and trading on NYSE Arca, the Company and NYSE Group, Inc. entered into a settlement agreement and release under which the Company released the NYSE from all claims relating to the September 2005 postponement by the NYSE of the Company's trading on the NYSE.

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

Life Sciences Research Limited, the UK holding company for the two main operating companies Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc. has a deficit on shareholders equity of (pound)35.0 million. Until this deficit is cleared, under UK company law it is not permitted to pay dividends to its parent company, LSR. This may effect the payment of dividends by LSR.

As of March 7, 2007 LSR had 2,107 holders on record of Voting Common Stock.

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners ("FHP") ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes have been repaid through December 31, 2006.

Share purchase loan

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($414,000), were due on March 28, 2007; bearing interest at the rate of 5% per annum; and were secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. Repayment of one of the promissory notes was made by automatic deduction of (pound)44,000 ($86,000) per year from the (pound)66,000 ($129,000) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note was further collateralized by the (pound)214,500 ($420,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass was used to reduce the principal of the promissory notes. Both promissory notes were repaid in full in 2006.

Repurchase of equity securities

The Company did not repurchase any equity securities during 2006.

Stock performance graphs

The following graphs compare (i) the cumulative total shareholder return on LSR's common stock from April 8, 2002 to December 31, 2006 with the cumulative total return for the same period of the Nasdaq Composite Stock Market (US) Index, the Nasdaq Biotechnology index and the RDG Microcap Biotechnology Index and (ii) the cumulative total shareholder return on Huntingdon's American Depositary Shares from December 31, 2001 through January 10, 2002 with the cumulative total return for the same period for the Nasdaq Composite index and the Nasdaq Biotechnology index. The graphs assume that at the beginning of the period indicated $100 was invested in LSR's common stock or Huntingdon's American Depositary Shares, as applicable, and the stock of the companies comprising the various indexes, and that all dividends were reinvested.

[GRAPHIC OMITTED]

---------------------------------------------------------------------------------------------------
                                     4/02     12/02    12/03        12/04       12/05        12/06
---------------------------------------------------------------------------------------------------
Life Sciences Research Inc         100.00    215.00   248.00     1,130.00    1,070.00     1,450.00
NASDAQ Composite                   100.00     74.54   111.01       121.26      124.81       141.92
NASDAQ Biotechnology               100.00     71.38   103.80       113.93      128.56       126.55
RDG MicroCap Biotechnology         100.00     48.31    70.75        59.46       39.23        32.22


The stock price performance included in this graph is not necessarily indicative of future stock price performance.

[GRAPHIC OMITTED]


---------------------------------------------------------------------
                                                      12/01     1/02
---------------------------------------------------------------------

Huntington Life Sciences                             100.00    12.00
NASDAQ Composite                                     100.00    99.85
NASDAQ Biotechnology                                 100.00    88.91


The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from LSR's audited consolidated financial statements on Form 10-K.

The selected consolidated financial data should be read in conjunction with LSR's audited consolidated statements and accompanying notes included elsewhere in this Annual Report. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Historical consolidated financial data may not be indicative of the Company's future performance.


                                                                         As of and for the year ended December 31

                                            ------------- --------------- -------------- ------------- --------------
                                                    2006            2005           2004          2003           2002
                                            ------------- --------------- -------------- ------------- --------------
                                                                 ($000, except per share data)
Statement of Operations Data
Revenues                                        $192,217        $172,013       $157,551      $132,434       $115,742
Cost of revenues                               (142,701)       (124,820)      (117,061)     (104,798)       (93,403)
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
Gross profit                                      49,516          47,193         40,490        27,636         22,339
Selling, general and administrative             (29,447)        (26,174)       (24,666)      (20,867)       (18,075)
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
Operating income before
   other operating expense                        20,069          21,019         15,824         6,769          4,264
Other operating expense                         (10,497)               -              -       (3,522)              -
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
Operating income                                   9,572          21,019         15,824         3,247          4,264
Interest expense (net)                          (12,567)         (7,993)        (6,521)       (5,990)        (6,238)
Other income/(expense)
  Foreign exchange gain/(loss) on
  Convertible Capital Bonds/3rd
     Party Loan                                    6,210         (5,144)          3,345         4,760          4,977
  Foreign exchange gain/(loss) on
      Intercompany balances                          692             518              -             -              -
  Gain on repurchase of
      Convertible Capital Bonds
  Capital Bonds                                        -               -              -           602          1,191
  Cost of currency hedge contract                      -               -          (455)             -              -
  Merger/Offer costs                                   -               -              -             -        (1,246)
  Refinancing costs                              (4,979)         (2,780)              -             -              -
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
(Loss)/income before income taxes                (1,072)           5,620         12,193         2,619          2,948
Income tax benefit/(expense)                       6,856         (4,129)          5,401         1,109          (251)
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
Income before loss on deconsolidation              5,784           1,491         17,594         3,728          2,697
of variable interest entity
Loss on deconsolidation of variable
interest entity (net of income tax
benefit of $22,218)                             (20,656)               -              -             -              -
                                            ------------- --------------- -------------- ------------- --------------
Net (loss)/income                               (14,872)           1,491         17,594         3,728          2,697
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
(Loss)/income per share
     -  basic                                    $(1.18)           $0.12          $1.45         $0.31          $0.25
     -  diluted                                  $(1.02)           $0.10          $1.29         $0.29          $0.24
Weighted average number of
Common stock (000)
     -  basic                                     12,644          12,518         12,153        11,958         10,679
     -  diluted                                   14,517          14,533         13,607        12,700         11,083

Balance Sheet Data
Working capital*                                 $22,764       $(51,860)         $1,800      $(3,911)         $(844)
Total assets                                     230,579         184,369        200,075       156,273        148,410
Long term debt and related party loans            89,151          30,430         89,685        87,560         84,075
Total shareholders deficit                       (5,092)        (14,568)        (2,064)       (8,446)        (7,804)
Common stock and paid in capital                  95,889          75,974         75,796        75,221         75,217
Book value per share                             ($0.40)         ($1.16)        ($0.17)       ($0.71)        ($0.73)


Other Financial Data
Depreciation and amortization                     $9,514          $9,581         $9,530        $9,049         $8,108
Capital expenditure                               13,093          15,973         11,096         8,716          4,177
Cash generated/(used) in the year                 28,668        (17,921)         16,070         2,627         12,404
Net days sales outstanding (DSO)                      21              16              4             8              9
Gross profit %                                     25.8%           27.4%          25.7%         20.9%          19.3%
Operating income before
  other operating income/(expense)%                10.4%           12.2%          10.0%          5.1%           3.7%
Operating income %                                  5.0%           12.2%          10.0%          2.5%           3.7%
Net (loss)/income %                               (7.7)%            9.0%          11.2%          2.8%           2.3%
Other operating income/(expense) is comprised of:
NYSE listing related expenses                   $(1,046)              $-             $-            $-             $-
NYSE listing warrant costs                       (7,661)               -              -             -              -
Restructuring costs                                    -               -              -       (3,551)              -
Animal Rights litigation and costs               (1,790)               -              -         (575)              -
Recovery/bad debt relating to
  bankruptcy of an exchange broker                     -               -              -           396              -
Share of associate company income                      -               -              -           208              -
                                            ------------- --------------- -------------- ------------- --------------
                                            ------------- --------------- -------------- ------------- --------------
                                                (10,497)               -              -       (3,522)              -
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

If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. While such issues have not historically been significant, any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

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

Consolidation of Alconbury

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury was a newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Condensed Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006, the Company has recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million, amortized over the term of the lease, for the US property. Please refer to Note 3 for additional detail of the impact of this deconsolidation.


RESULTS OF OPERATIONS

Year ended December 31, 2006 compared with year ended December 31, 2005

Revenues in the year ended December 31, 2006 were $192.2 million, an increase of 11.7% on revenues of $172.0 million for the year ended December 31, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.6%; with the UK showing a 10.4% increase and the US a 11.3% increase. The growth in revenues reflects the increase in orders and, consequently, backlog over the year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006, of $233.4 million at constant exchange rates were 26% above the previous year. At December 31, 2006 backlog (booked-on work) amounted to approximately $175 million, an increase of 43% above the level at December 31, 2005 (32% net of foreign currency effect).

Cost of sales in the year ended December 31, 2006 were $142.7 million (74.2% of revenue), an increase of 14.3% on cost of sales of $124.8 million (72.6% of revenue) for the year ended December 31, 2005. The underlying increase after adjusting for the impact of the movement in exchange rates was 13.1%. The increase in cost of sales as a % of revenues was due to an increase in both direct study costs as a % of revenues and overhead as a % of revenues. These contributed 260 basis points and 30 basis points respectively to the increase in cost of sales as a % of revenues. The increase in direct study costs was due to a change in the mix of business while the increase in overhead was due to an increase in power costs of 120 basis points offset by the improved use of capacity. Labor costs as a % of revenues improved by 130 basis points due to improved use of capacity.

Selling, general and administrative expenses rose by 12.5% to $29.4 million for the year ended December 31, 2006 (15.3% of revenue) from $26.2 million (15.2% of revenue) in the year ended December 31, 2005. The underlying increase after adjusting for the impact of the movement in exchange rates was 12.3%. The increase in selling, general and administrative expenses was due to increase in labor costs, including the cost of stock issues under Executive incentive programs.

Other operating expenses of $10.5 million for the year end December 31, 2006 comprised $7.7 million for warrant costs and $1.0 million flotation expenses associated with the listing of the Company's shares on the NYSE Arca and $1.8 million litigation and other expenses associated with the Animal Rights campaign against the Company.

Net interest expense increased by 57.2% to $12.6 million for the year ended December 31, 2006 from $8.0 million in the year ended December 31, 2005. This increase was due to the additional principal being borrowed and the higher rates of interest associated with the New Financing.

Other income of $1.9 million for the year ended December 31, 2006 comprised $6.2 million from the non-cash foreign exchange remeasurement gain on the New Financing and the Convertible Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that holds the bonds is UK sterling), other exchange gains of $0.7 million, offset by finance arrangement fees of $5.0 million. In the year ended December 31, 2005 there was other expense of $7.4 million comprised $5.1 million from the non-cash foreign exchange remeasurement loss on the Convertible Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that held the bond was UK sterling), finance arrangement fees of $2.8 million, offset by other exchange gains of $0.5 million.

Taxation benefit on losses for the year ended December 31, 2006 was $6.9 million representing a benefit at 640% compared to a taxation expense of $4.1 million representing an expense at 73% for the year ended December 31, 2005. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2006 and December 31, 2005 is shown below:

                                                 % of income before
                                                    income taxes
                                               2006               2005
                                                 %                  %
US statutory rate                              (35)                35
Foreign rate differential                      (23)                24
UK R & D credit and non-deductible items       (468)              (45)
State taxes                                    (74)                 8
Change in estimate                             (40)                51
                                           ---------------    --------------
Effective tax rate                             (640)               73
                                           ---------------    --------------

The main reason for the change in estimate in 2006 relates to the US leaseback gain that arose from the sale of the US property as part of the Sale/Leaseback Transaction. Under FIN46R the gain was originally recognized in 2005 and charged to income taxes. This charge reversed in 2006 as the deferred gain was recognized due to the deconsolidation of the variable interest entity. The gain on the sale of the UK assets was offset against brought forward capital losses in 2005. A revision to the treatment of the losses on the UK buildings sold as part of the Sale/Leaseback Transaction in 2005 also caused a change in estimate in 2006.

The losses before tax of the British Virgin Islands represents the Alconbury balances which have been consolidated in accordance with the provisions of FASB Interpretation No. 46R.

The overall net income before loss on deconsolidation of variable interest entity, for the year ended December 31, 2006 was $5.8 million compared to a net income of $1.5 million in the year ended December 31, 2005. The diluted loss per share for the year ended December 31, 2006 was $1.02 compared to income of $0.10 for the year ended December 31, 2005.


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

Cost of sales in the year ended December 31, 2005 were $124.8 million (72.6% of revenue), an increase of 6.6% on cost of sales of $117.1 million (74.3% of revenue) for the year ended December 31, 2004. The underlying increase after adjusting for the impact of the movement in exchange rates was 7.3%. The reduction in cost of sales as a % of revenues was due to a reduction in both labor as a % of revenues and overhead as a % of revenues. These contributed 50 basis points and 100 basis points respectively to the reduction in cost of sales as a % of revenues. Both were due to the improved use of capacity as revenues increased, though increased pension costs reduced the impact of labor efficiencies by 60 basis points. A reduction in direct study costs arising from a change in the mix of business contributed a further 20 basis points to the reduction in cost of sales as a % of revenues.

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

Taxation expense on income for the year ended December 31, 2005 was $4.1 million representing an expense at 73% compared to a taxation benefit of $5.4 million representing a benefit at 44% for the year ended December 31, 2004. A reconciliation between the US statutory tax rate and the effective rate of income tax expense on income before income taxes for the year ended December 31, 2005 and December 31, 2004 is shown below:

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


SEGMENT ANALYSIS

The analysis of the Company's revenues and operating loss between segments for the three years ended December 31, 2006 is as follows:

The performance of each segment is measured by revenues and operating income/(loss) before other operating expenses.


Company                                                               2006                 2005                 2004
                                                                      $000                 $000                 $000
Revenues
           UK                                                      151,079              135,054              127,148
           US                                                       41,138               36,959               30,403
           Corporate                                                     -                    -                    -
                                                            ---------------     ----------------     ----------------

                                                                  $192,217             $172,013             $157,551
                                                            ---------------     ----------------     ----------------
Operating income/(loss) before other operating expenses
           UK                                                       21,676               22,531               18,716
           US                                                        5,268                5,239                3,861
           Corporate                                               (6,875)              (6,751)              (6,753)
                                                            ---------------     ----------------     ----------------
                                                                   $20,069              $21,019              $15,824
                                                            ---------------     ----------------     ----------------
Other operating expense
           UK                                                            -                    -                    -
           US                                                            -                    -                    -
           Corporate                                              (10,497)                    -                    -
                                                            ---------------     ----------------     ----------------
                                                                 $(10,497)                   $-                   $-
                                                            ---------------     ----------------     ----------------
Operating income/(loss)
           UK                                                       21,676               22,531               18,716
           US                                                        5,268                5,239                3,861
           Corporate                                              (17,372)              (6,751)              (6,753)
                                                            ---------------     ----------------     ----------------
                                                                    $9,572              $21,019              $15,824
                                                            ---------------     ----------------     ----------------

UK

2006 v 2005

Revenues increased by 11.9% in the year ended December 31, 2006 compared with the year ended December 31, 2005. After allowing for the effect of exchange rate movements the increase was 10.4%. The growth in revenues reflects the increase in orders and, consequently, backlog over the last year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006 at constant exchange rates were 26.1% above the previous year.

Costs increased 14.4% in the year ended December 31, 2006 compared with the year ended December 31, 2005. After allowing for the effect of exchange rate movements, the increase was 12.5%. The main increases were in labor and direct study costs, and reflected the increase in revenues. Power costs also increased due to the increased price of oil, gas and electricity.

The operating income for the year ended December 31, 2006 was $21.7 million compared with $22.5 million in the previous year.

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

Costs increased 6.5% in the year ended December 31, 2005 compared with the year ended December 31, 2004. After allowing for the effect of exchange rate movements, the increase was 6.5%. The main increases were in labor and direct material costs, and reflected the increase in revenues.

The operating income for the year ended December 31, 2005 was $22.5 million compared with $18.7 million in the previous year.


US

2006 v 2005

Revenues increased by 11.3% in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The growth in revenues reflects the increase in orders and consequently, backlog, over the last year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006 were 44.5% above the previous year .

Costs increased by 15.1% in the year ended December 31, 2006 as compared with the year ended December 31, 2005. This cost increase was mainly due to higher labor, direct study, subcontract and equipment rental costs, and reflected the increase in revenues.

The operating income for the year ended December 31, 2006 was $5.3 million compared with an operating income of $5.2 million in the previous year.

2005 v 2004

Revenues increased by 21.6% in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The growth in revenues reflects the increase in orders and consequently, backlog, over the last 18 months, principally from the pharmaceutical industry. Orders for the year ended December 31, 2005 were 0.7% above the previous year .

Costs increased by 16.8% in the year ended December 31, 2005 as compared with the year ended December 31, 2004. This cost increase was mainly due to higher labor and direct materials, and reflected the increase in revenues.

The operating income for the year ended December 31, 2005 was $5.2 million compared with an operating income of $3.9 million in the previous year.


Corporate

2006 v 2005

Corporate costs for the year ended December 31, 2006 were $17.4 million, an increase of 157.3% on corporate costs for the year ended December 31, 2005 of $6.8 million. The majority of the increase was due to the other operating expenses associated with the listing of the Company's shares on the NYSE Arca and costs associated with the Animal Rights campaign against the Company (see
Note 9 for further details).

The operating loss for the year ended December 31, 2006 was $17.4 million compared with an operating loss for the year ended December 31, 2005 of $6.8 million.

2005 v 2004

Corporate costs for the year ended December 31, 2005 were $6.8 million, an increase of 0% on corporate costs for the year ended December 31, 2004 of $6.8 million. Increases in labor and general expenses were offset by lower bonuses accrued for senior employees.

The operating loss for the year ended December 31, 2005 was $6.8 million compared with an operating loss for the year ended December 31, 2004 of $6.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's net non-bank loan of (pound)22.6 million (approximately $43.4 million based on exchange rates at the time), was refinanced by Stephens' Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd., and was secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

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

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006 together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury's obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was required to be paid at the time that Alconbury refinanced its current financing arrangements. Additionally, because the leases are "triple net" leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company's operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt ($41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 3 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 3), the Company did not reflect this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

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

Related Party Loans

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

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and FHP ($0.3 million) and $825,000 was paid with promissory notes. A net $128,000 of such promissory notes have been repaid through December 31, 2006.

Cash flows

During the year ended December 31, 2006 funds generated were $28.7 million, increasing cash on hand and on short-term deposit from $15.4 million at December 31, 2005 to $44.1 million at December 31, 2006. The cash used by operating, investing and financing activities was as follows (in millions):


                                                                   2006            2005           2004
                                                                   ----            ----           ----
Operating income before other operating expense                   $20.1           $21.0          $15.8
Depreciation and loss on disposal of fixed assets                   9.5             9.6            9.5
Working capital movement                                           17.1           (5.5)           10.1
Interest                                                         (10.6)           (8.0)          (5.9)
Capital expenditure                                              (13.1)          (16.0)         (11.1)
Other (expense)/income                                           (10.5)               -          (2.6)
Loan net funding/(repayments) net of shares issued                 21.2           (9.9)          (0.1)
Effect of exchange rate changes on cash                           (5.0)           (9.1)            0.3
                                                           -------------    ------------   ------------
                                                                  $28.7         $(17.9)          $16.0
                                                           -------------    ------------   ------------

The majority of the increase in cash was due to the $70 million New Financing which generated net proceeds of approximately $63 million, of which $46.2 million were used to redeem the outstanding principal amount of the Convertible Capital Bonds. A further $10.6 million was generated from the repayment of the Alconbury subordinated promissory note.

The movement in working capital for the year ended December 31, 2006 was caused by the pay down of the Alconbury loan note along with an increase in trade creditors, an increase in local tax accruals and an increase in commissions, offset by an increase in net days sales outstanding (DSOs).

Net days sales outstanding (DSOs) at December 31, 2006 were 21 days, an increase from the 16 days at December 31, 2005. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total revenue. The impact on liquidity from a one-day change in DSO is approximately $551,000.

At December 31, 2006, the Company had a working capital surplus of $22.8 million and the Company believes that projected cash flow from operations will satisfy its other contemplated cash requirements for at least the next 12 months.

Commitment and Contingencies

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. Finally Life Sciences Research Limited is obliged to make contributions to its defined pension plan of (pound)2.7 million ($5.3 million) per year, plus expenses estimated at (pound)0.3 million ($0.6 million) a year for the next 9 years. These commitments are set out in the table below:

                                                               Year ended December 31
                                      Total        2007        2008         2009        2010       2011        2012+
                                       $000        $000        $000         $000        $000       $000         $000
Capital lease obligations            $1,790      $1,011        $683          $96           -          -            -
Alconbury lease obligations         243,292       5,474       5,637        5,807       5,981      6,161      214,232
Operating leases                      2,653       1,437         726          388          78         24            -
Purchase obligations                  8,236       8,236           -            -           -          -            -
Pension plan contributions           52,848       5,872       5,872        5,872       5,872      5,872       23,488
                                 ----------- ----------- ----------- ------------ ----------- ---------- ------------
                                   $308,819     $22,030     $12,918      $12,163     $11,931    $12,057     $237,720
                                 ----------- ----------- ----------- ------------ ----------- ---------- ------------


Contingencies

The Company is party to certain legal actions arising in the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.


ORDERS

New business signings totaled $233 million for the year ended December 31, 2006, an increase of 26% exclusive of the impact of movements in exchange rates from the prior year. The Company saw a rapid growth in business from the Pharmaceutical industry in 2004, with maintenance of this growth through 2005. 2006 again saw aggressive growth of 28% in business from the Pharmaceutical industry, particularly in our toxicology and pharmaceutical chemistries business units as companies continued to invest in their early stage pipelines. There was a 16% growth in business in 2006 from our non-pharmaceutical business segment. Agrochemicals remained flat overall as the end of work under 94/414/EEC was offset by work on new chemical entities, whilst Chemical business grew very strongly year over year on the back of solid notification work and the beginnings of work feeding through from the new REACH and Pharmaceuticals in the Environment legislation.


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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2006.

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

Exchange rates for translating sterling into US dollars were as follows:

                            At December 31              Average rate (1)
         2003                   1.7857                       1.6354
         2004                   1.9199                       1.8321
         2005                   1.7168                       1.8195
         2006                   1.9572                       1.8432

(1)  Based on the average of the exchange rates on each day during the period.

On March 7, 2007 the noon buying rate for sterling was (pound)1.00 = $1.9315.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2006:

                                                            Expected Maturity Date
                                      2006    2007     2008    2009    2010  Thereafter    Total  Fair
                                                                                                      Value
(In US Dollars, amounts in thousands)
Cash              - Pound Sterling  16,884       -        -       -       -          -    16,884     16,884
                  - Euro               490       -        -       -       -          -       490        490
                  - Japanese Yen     1,953       -        -       -       -          -     1,953      1,953
Accounts
receivable        - Pound Sterling  28,433       -        -       -       -          -    28,433     28,433
                  - Euro             1,679       -        -       -       -          -     1,679      1,679
                  - Japanese Yen     1,206       -        -       -       -          -     1,206      1,206

Capital leases    - Pound Sterling       -     701      525      54       -      8,201     9,481      9,481


INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have duration in excess of one year.


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company will adopt FIN48 on January 1, 2007 and does not believe its adoption will result in a material cumulative effect adjustment.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan -- measured as the difference between the fair value of plan assets and the projected benefit obligation -- as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in The Company recording the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer's fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company's consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC ("SEC") issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method, which focuses primarily on the income statement impact of misstatements, and the "iron curtain" method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.


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

The Company has debt denominated in US dollars, whereas the Company's functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2006.

LIBOR

For the year ended December 31, 2006, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $699,000.

Revenue

For the year ended December 31, 2006, approximately 72% of the Company's net revenues were from outside the US.


See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                Page

Managements' Report on Consolidated Financial Statements
and Internal Control                                                       41

Internal Control Report of Auditors                                        42

Independent Auditors' Report - December 31, 2006 and 2005                  43

Consolidated Statements of Operations-
Years ended December 31, 2006, 2005 and 2004                               44

Consolidated Balance Sheets - December 31, 2006 and 2005                   45

Consolidated Statements of Shareholders' (Deficit)/Equity and
Comprehensive Income/(Loss) - Years ended December 31, 2006,
2005 and 2004                                                              47

Consolidated Statements of Cash Flows - Years ended December 31, 2006,
2005 and 2004                                                              49

Notes to Consolidated Financial Statements                                 50

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

The Company's management concluded that its internal control over financial reporting as of December 31, 2006 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Hugh Scott, P.C., as stated in their reports which are included elsewhere herein.



/ s /    Andrew Baker
Chairman and Chief Executive Officer - Principal Executive Officer


/ S /    Richard Michaelson
Chief Financial Officer   - Principal Financial and Accounting Officer


East Millstone, New Jersey

March 12, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited management's assessment, included in Managements' Report on Consolidated Financial Statements and Internal Control, that Life Sciences Research, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Life Sciences Research, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Life Sciences Research, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Life Sciences Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Sciences Research, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.


/s/ Hugh Scott, P.C.

Lakewood, New Jersey
March 12, 2007

Report of Independent Registered Public Accounting Firm on financial statements

The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited the accompanying consolidated balance sheets of Life Sciences Research, Inc. and subsidiaries ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Sciences Research, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.




/s/ Hugh Scott, P.C.

Lakewood, New Jersey
March 12, 2007


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000's), except per share amounts

                                                                            Year Ended December 31,
                                                                  2006                  2005                2004
Revenues                                                      $192,217              $172,013            $157,551
Cost of sales                                                (142,701)             (124,820)           (117,061)
                                                    -------------------     -----------------     ---------------
Gross profit                                                    49,516                47,193              40,490
Selling, general and administrative expenses                  (29,447)              (26,174)            (24,666)
Other operating expense                                       (10,497)                     -                   -
                                                    -------------------     -----------------     ---------------
Operating income                                                 9,572                21,019              15,824
Interest income                                                  1,511                    79                 114
Interest expense                                              (14,078)               (8,072)             (6,635)
Other net income/(expense)                                       1,923               (7,406)               2,890
                                                    -------------------     -----------------     ---------------
(Loss)/income before income taxes                              (1,072)                 5,620              12,193
Income tax benefit/(expense)                                     6,856               (4,129)               5,401
                                                    -------------------     -----------------     ---------------
Income before loss on deconsolidation of variable                5,784                 1,491              17,594
interest entity
Loss on deconsolidation of variable interest
entity (net of income tax benefit of $22,218)                 (20,656)                     -                   -
                                                    -------------------     -----------------     ---------------
Net (loss)/income                                            $(14,872)                $1,491             $17,594
                                                    -------------------     -----------------     ---------------

Basic income/(loss) per share
Income before loss on deconsolidation of variable
interest entity                                                  $0.46                 $0.12               $1.45
Loss on deconsolidation of variable interest entity             (1.64)                     -                   -
                                                    -------------------     -----------------     ---------------
Basic income/(loss) per share                                  $(1.18)                 $0.12               $1.45
                                                    -------------------     -----------------     ---------------

Diluted income/(loss) per share
Income before loss on deconsolidation of variable
interest entity                                                  $0.40                 $0.10               $1.29
Loss on deconsolidation of variable interest entity             (1.42)                     -                   -
                                                    -------------------     -----------------     ---------------
Diluted income/(loss) per share                                $(1.02)                 $0.10               $1.29
                                                    -------------------     -----------------     ---------------

Weighted average number of common stock outstanding
 -basic                                                     12,643,590            12,517,636          12,153,105
 -diluted                                                   14,516,625            14,533,377          13,607,308


The accompanying notes are an integral part of these consolidated financial statements.



Life Sciences Research Inc. & Subsidiaries
Consolidated Balance Sheets
Dollars in (000's), except per share amounts

                                                                                              December 31,
ASSETS                                                                                    2006             2005
Current assets:
Cash and cash equivalents                                                              $44,088          $15,420
Accounts receivable, net of allowance of $691 and
$618 in 2006 and 2005, respectively                                                     38,677           26,810
Unbilled receivables                                                                    17,459           11,981
Inventories                                                                              1,962            1,992
Prepaid expenses and other current assets                                               10,339            7,062
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total current assets                                                                  $112,525          $63,265
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Property and equipment, net                                                             63,630          105,605
Goodwill                                                                                 1,520            1,195
Other assets                                                                            10,341              971
Deferred income taxes                                                                   42,563           13,333
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total assets                                                                          $230,579         $184,369
                                                                                  -------------   --------------
                                                                                  -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable                                                                       $16,973          $15,742
Accrued payroll and other benefits                                                       9,743            3,655
Accrued expenses and other liabilities                                                  17,721           15,862
Short-term debt                                                                            889           46,946
Fees invoiced in advance                                                                44,435           32,920
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total current liabilities                                                              $89,761         $115,125
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Long-term debt                                                                          89,151           30,430
Deferred gain on disposal of US property                                                 9,107                -
Pension liabilities, less short-term portion                                            47,652           53,382
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Total liabilities                                                                     $235,671         $198,937
                                                                                  -------------   --------------
                                                                                  -------------   --------------
Commitments and contingencies                                                                  -              -
Shareholders' equity/(deficit)
Preferred Stock, $0.01 par value.  Authorized: 5,000,000
Issued and outstanding: None                                                                   -              -
Non-Voting Common Stock, $0.01 par value.  Authorized: 5,000,000
Issued and outstanding: None                                                                   -              -
Voting Common Stock, $0.01 par value.  Authorized: 50,000,000
Issued and outstanding at December 31, 2006: 12,775,120
(December 31, 2005: 12,553,251)                                                              127            126
Paid in capital                                                                           95,762         75,848
Less: Promissory notes for issuance of common stocks                                           -          (205)
Accumulated other comprehensive loss                                                    (45,161)       (49,389)
Accumulated deficit                                                                     (55,820)       (40,948)
                                                                                  --------------- --------------
                                                                                  --------------- --------------
Total shareholders' (deficit)                                                           $(5,092)      $(14,568)
                                                                                  --------------- --------------
                                                                                  --------------- --------------
Total liabilities and shareholders' equity/(deficit)                                    $230,579       $184,369
                                                                                  --------------- --------------


The accompanying notes are an integral part of the consolidated financial statements.



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and
   Comprehensive Income/(Loss)
Dollars in (000's), except per share amounts

                                  Common    Common     Promissory     Additional   Accum-ulatedAccumulated       Total
                                  Stock      Stock     Notes for        Paid in      Deficit   Other
                                            at Par    Issuance of       Capital                Compre-hensive
                                                      Common Stock                             Loss
Balance, December 31, 2003          12,035      $120     $(661)            $75,101   $(60,033)       $(22,973)  $(8,446)
Issue of shares                        406         5          -                570           -               -       575
Increase in value net of
Repayment of Promissory notes            -         -       (36)                  -           -               -      (36)
Comprehensive loss:
    Net income for the year              -         -          -                  -      17,594               -         -
    Minimum pension liability,
    net of $4,385 deferred tax
    - Deficiency on UK defined
    benefit pension plan                 -         -          -                  -           -        (10,233)         -

    Translation adjustments,
    net of $232 tax                      -         -          -                  -           -         (1,518)         -
    Total comprehensive income
                                         -         -          -                  -           -               -     5,843
                                -----------------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------------

Balance, December 31, 2004          12,441      $125     $(697)            $75,671   $(42,439)       $(34,724)  $(2,064)

Issue of shares                        112         1          -                177           -               -       178
Increase in value net of
repayment of Promissory notes
                                         -         -        492                  -           -               -       492
Comprehensive loss:
    Net income for the year              -         -          -                  -       1,491               -         -
    Minimum pension liability,
    net of $6,186 deferred tax
    - Deficiency on UK defined
    benefit pension plan                 -         -          -                  -           -        (14,435)         -

    Translation adjustments,
    net of $32 tax                       -         -          -                  -           -           (230)         -
    Total comprehensive income
                                         -         -          -                  -           -               -  (13,174)
                                -----------------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------------

Balance, December 31, 2005          12,533      $126     $(205)            $75,848   $(40,948)       $(49,389) $(14,568)




(Continued)



Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Shareholders' (Deficit)/Equity and
   Comprehensive Income/(Loss)
Dollars in (000's), except per share amounts


                                  Common    Common     Promissory     Additional   Accum-ulatedAccumulated       Total
                                  Stock      Stock     Notes for        Paid in      Deficit   Other
                                            at Par    Issuance of       Capital                Compre-hensive
                                                      Common Stock                             Loss
Balance, December 31, 2005          12,553      $126         $(205)        $75,848   $(40,948)       $(49,389) $(14,568)
Issue of shares                        191         1              -          1,764           -               -     1,765
Exercise of stock options               31         -              -             62           -               -        62
Share based compensation
expense                                  -         -              -         18,088           -               -    18,088
Increase in value net of
repayment of Promissory notes
                                         -         -            205              -           -               -       205
Comprehensive loss:
    Net loss for the year                -         -              -              -    (14,872)               -         -
    Minimum pension liability,
    net of $2,650 deferred tax
    - Deficiency on UK defined
    benefit pension plan
                                         -         -              -              -           -           6,183         -

    Translation adjustments,
    net of $205 tax                      -         -              -              -           -         (1,955)         -

    Total comprehensive loss             -         -              -              -           -               -  (10,644)
                                -----------------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------------

Balance, December 31, 2006          12,775      $127             $-        $95,762   $(55,820)       $(45,161)  $(5,092)
                                -----------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.


Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in (000's) except per share amounts

                                                                                     Year Ended December 31,
                                                                                    2006          2005          2004
Cash flows from operating activities:
Net income/(loss)                                                              $(14,872)        $1,491       $17,594
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization                                                      9,514         9,581         9,530
Amortization of gain on disposal of US property                                    (161)             -             -
Non-cash compensation expense associated with employee stock compensation
plans                                                                              2,441             -             -
Loss on deconsolidation of variable interest entity                               42,874             -             -
Foreign exchange loss/(gain) on Capital Bonds and New Financing                  (6,210)         5,145       (3,345)
Foreign exchange gain on intercompany balances                                     (692)         (518)             -
Deferred income tax expense/(benefit)                                           (29,074)         4,128       (5,512)
Provision for losses on accounts receivable                                           73           363         (302)
Amortization of Capital Bonds issue costs                                             70           184           179
Amortization of Financing Costs                                                    3,879         2,780             -
Amortization of warrants                                                          10,126           347           179
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses                   (3,540)      (11,475)       (8,974)
Inventories                                                                          301         (181)             -
Accounts payable, accrued expenses and other liabilities                           5,692         6,072         4,841
Fees invoiced in advance                                                           7,028         (859)        12,776
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
Net cash provided by operating activities                                        $27,449       $17,058       $26,966
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                       (13,093)      (15,973)      (11,096)
Sale of property, plant and equipment                                                  6             -             -
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
Net cash used in investing activities                                          $(13,087)     $(15,973)     $(11,096)
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------

Cash flows from financing activities:
Proceeds from issue of Voting Common Stock                                           648           670           539
Proceeds from long-term borrowings                                                70,000        30,000             -
Increase in deferred finance/other assets                                        (8,145)             -             -
Repayments of long-term borrowings                                                  (71)      (41,106)             -
Repayments of short term borrowings                                             (46,871)           500         (651)
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
Net cash used in financing activities                                            $15,561      $(9,936)        $(112)
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------

Effect of exchange rate changes on cash and cash equivalents                     (1,255)       (9,070)           312
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
(Decrease)/increase in cash and cash equivalents                                  28,668      (17,921)        16,070
Cash and cash equivalents at beginning of year                                    15,420        33,341        17,271
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
Cash and cash equivalents at end of year                                         $44,088       $15,420       $33,341
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------
Supplementary Disclosures:
Interest paid                                                                    $10,572        $7,913        $5,928
Taxes paid:  Japan                                                                   $39           $18          $139
              US                                                                    $103          $298          $195

Supplementary disclosures of non-cash financing activity:
Issuance of warrants to lender                                                    $5,281             -             -
Issuance of warrants to financial advisor                                         $3,278             -             -


The accompanying notes are an integral part of these consolidated financial statements.

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

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury was newly formed in June 2005 and controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 3 for additional detail of the impact of this deconsolidation.

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

Property, Plant and Equipment

Property, plant and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis. Estimated useful lives are as follows:

         Leasehold land and buildings      over the remaining lease term
         Leasehold improvements            15 years - the remaining lease term
         Plant and equipment               4 - 25 years
         Vehicles                          5 years
         Computers and software            3 - 5 years

Repair and maintenance expenses on these assets arising from the normal course of business are expensed in the period incurred.

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

Goodwill and Other Intangible Assets

Effective 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets (Note 5). In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2006 or 2005.

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

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal 2003, which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring costs are typically recorded in other operating expenses in the period in which the plan is approved by the Company's senior management and, where material, the Company's Board of Directors, and when the liability is incurred.

Leased Assets

Assets held under the terms of capital leases are included in property and equipment and are depreciated on a straight-line basis over the lesser of the useful life of the asset or the term of the lease. Obligations for future lease payments, less attributable finance charges are shown within liabilities and are analyzed between amounts falling due within and after one year. Operating lease rentals are expensed.

Pension Costs

During the year the Company had two defined contribution plans. One of the defined contribution pension plans covers all employees in the US; the other, employees in the UK. Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees in the UK based on their final pensionable salary. As of December 31, 2002, the defined benefit pension plan was curtailed. The gain on curtailment was recognized in the Statement of Operations according to SFAS No. 88, "Employees' Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits". The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" and FAS158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans". The net asset at transition, prior service cost and net (loss)/gain subject to amortization, outside the corridor, are being amortized on a straight-line basis over periods of 15 years, 10 years and 10 years respectively. The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

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

In the "modified prospective" method, compensation cost is recognized for all stock option and stock-based arrangements granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At December 31, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $4.2 million and a total weighted average remaining term of 8.90 years. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, aggregated $0.7 million for the year ended December 31, 2006. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income Per Common Share and Diluted Net Income Per Common Share by $0.05 and $0.05, respectively, during the year ended December 31, 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the years ended December 31, 2004 and 2005, is illustrated in the following table:


                                                                 Year ended               Year ended
                                                              December 31, 2005       December 31, 2004
                                                          ----------------------- ---------------------------
                                                                    $000                     $000
Net income                                  As reported            $1,491                 $17,594
Less: Pro forma expense as if stock
options were charged against
net income, net of tax                                               (320)                   (195)
                                                          ----------------------- ---------------------------
                                            Pro forma              $1,172                 $17,399
Basic and Diluted EPS:                      As Reported        $0.12 and $0.10         $1.45 and $1.29

                                            Pro forma          $0.09 and $0.08         $1.43 and $1.28


The per share weighted average exercise price of the stock options granted during 2006, 2005 and 2004 was $9.90, $11.15 and $3.54 respectively. The fair values of the Company's employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the years ended December 31, 2006, 2005 and 2004:


                                                FAS No. 123R         FAS No. 123          FAS No. 123
                                                     Expense           Pro Forma            Pro Forma
                                                        2006                2005                 2004
Expected dividend yield of stock                          0%                  0%                   0%
Expected volatility of stock, range           49.4% - 146.4%       47.1% - 55.9%        47.1% - 49.4%
Risk-free interest rate, range                 3.71% - 4.98%       3.90% - 4.71%        4.09% - 4.71%

Expected term of options                        5 - 10 years            10 years             10 years


Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company will adopt FIN48 on January 1, 2007 and does not believe its adoption will result in a material cumulative effect adjustment.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan -- measured as the difference between the fair value of plan assets and the projected benefit obligation -- as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in The Company recording the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer's fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company's consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC ("SEC") issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method, which focuses primarily on the income statement impact of misstatements, and the "iron curtain" method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.

3.   LOSS ON DECONSOLIDATION OF VARIABLE INTEREST ENTITY

As described in Note 2, and in compliance with FIN 46R, the Company has included Alconbury in its Condensed Consolidated Financial Statements for the period of June 14, 2005 through June 29, 2006. Effective June 30, 2006, the Company determined that it was no longer the Primary Beneficiary of Alconbury, and therefore, was no longer required to include Alconbury in its consolidations from June 30, 2006 forward. In addition to excluding Alconbury from its consolidations, the Company was required to effectively remove or "deconsolidate" the June 14, 2005 through June 29, 2006 activity of Alconbury on June 30, 2006. This deconsolidation of activity is referred to as the "Loss on deconsolidation of variable interest entity" in these Consolidated Financial Statements.

The "Loss on deconsolidation of variable interest entity" is presented in both the Consolidated Statement of Operations and Consolidated Statement of Cash Flows at December 31, 2006 and is comprised of the following components:

Reversal of Alconbury activity:
(Dollars in thousands)
Income:
Rental income                                                                   $(5,128)
Discount on intercompany note                                                    (2,376)
Interest income                                                                     (23)
                                                                             ------------
                                                                                 (7,527)
                                                                             ------------
Expense:
Interest expense on third party loan                                               4,806
Interest expense on intercompany loan                                                628
Interest expense - amortization of discount on intercompany note                     360
Amortization of loan closing costs                                                 4,624
General and administrative expenses (bank charges fees etc.)                         134
                                                                             ------------
                                                                                  10,552
                                                                             ------------
Net reversal of Alconbury activity                                                $3,025
                                                                             ------------

Impact on remaining Consolidated Statement of Operations (Previously eliminated in consolidation):
(Dollars in thousands)

Income:
Amortization of gain on sale of assets to Alconbury (US)                            $336
Reversal of depreciation recorded on assets sold to Alconbury                      3,418
                                                                             ------------
                                                                                   3,754
                                                                             ------------
Expense:
Loss on sale of assets to Alconbury (UK)                                        (48,869)
Depreciation on capitalized assets                                                 (784)
                                                                             ------------
                                                                                (49,653)
                                                                             ------------
Net impact on remaining Consolidated Statement of Operations                   $(45,899)
                                                                             ------------

Loss on deconsolidation of variable interest entity - before income taxes       (42,874)

Income tax benefit (deferred tax on sale of assets to Alconbury (UK))             22,218
                                                                             ------------
Loss on deconsolidation of variable interest entity                            $(20,656)
                                                                             ============

Effect on Consolidated Balance Sheet:

The balance sheet impact of the deconsolidation and related sale leaseback transaction on the following categories have been included in the closing balances of:


                                                                              $000s
                                                                            -----------
Rents paid to landlord                                                         (6,298)
Alconbury loan interest payments                                                 4,039
Alconbury management fees expenses                                                 846
Alconbury interest received                                                       (23)
                                                                            -----------
Cash and cash equivalents decrease                                             (1,436)
                                                                            -----------

Loan note and interest receivable from Alconbury                                10,628
Lease rental prepayment                                                          1,056
Alconbury Financing cost debtor gross                                            4,624
Write down of Alconbury cost debtor balance less interest to date              (1,968)
Alconbury prepayments                                                            (713)
                                                                            -----------
Prepaid expenses and other current assets increase                              13,627
                                                                            -----------

Disposal of buildings                                                         (80,515)
Addition of leased buildings                                                    22,750
Accumulative depreciation of disposed buildings                                  3,517
Accumulative depreciation of leased buildings                                    (792)
                                                                            -----------
Property and equipment net decrease                                           (55,040)
                                                                            -----------

Alconbury loan interest accrual                                                    767
                                                                            -----------
Accrued expenses and other liabilities decrease                                    767
                                                                            -----------

Capital lease liability on leased buildings                                   (22,750)
Deferred gain on US asset sale less amortization                               (9,267)
Alconbury Loan Finance                                                          30,000
                                                                            -----------
Long-term debt increase                                                        (2,017)
                                                                            -----------

Cumulative translation adjustment                                                1,225
                                                                            -----------
Accumulated comprehensive loss increase                                          1,225
                                                                            -----------

Loss on deconsolidation of variable interest entity                             42,874
                                                                            -----------
Accumulative deficit increase                                                  $42,874
                                                                            -----------

Cash and Cash Equivalents

The decrease in cash of $1.4 million results from the inclusion of the rents paid by LSR to Alconbury of $6.3 million and the elimination of bank interest received by Alconbury. This decrease was offset by Alconbury third party loan interest of $4.0 million and miscellaneous management fees paid by Alconbury of $0.9 million.

Prepaid Expenses and Other Current Assets

The increase in prepaid expenses and other current assets of $13.6 million was caused by the inclusion of the loan note with accrued interest due from Alconbury of $10.6 million along with the debt due to the Company related to Alconbury's financing costs of $4.6 million paid by LSR on their behalf. The lease rental prepayment to Alconbury by the Company of $1.1 million was also recognized on the deconsolidation. These increases were offset by the discounted write down of the interest-free advance to Alconbury for the financing costs in accordance with APB21, reduced by the implied interest received to date on the balance, amounting to $2.0 million. An additional offset of $0.7 million occurred with the deconsolidation of Alconbury's own prepayments.

Property and Equipment

The $55.0 million decrease in fixed assets arose from the disposal of the land and buildings of $80.5 million offset by the addition of the capitalized leased assets of $22.8 million following the sale and leaseback. This was offset by the additional depreciation on the disposed assets recognized under FIN46R of $3.5 million less the depreciation of the capitalized leased assets of $0.8 million which was excluded under FIN46R.

Accrued Expenses and Other Liabilities

The decrease in accrued expenses and other liabilities of $0.8 million was due to the Alconbury third party loan interest accrual no longer being included in the closing balance.

Long Term Debt

The increase in long-term debt of $2.0 million was due to the recognition of the new sale and leaseback capital lease liability of $22.8 million, the recognition of the liability for the deferred gain arising from the disposal of the US assets of $9.2 million, offset by the Alconbury third party debt of $30.0 million which was no longer included in the Company balance sheet.

Accumulated Comprehensive Loss

The increase in accumulated comprehensive loss of $1.2 million was due to the elimination of the cumulative translation adjustments that arose during the application of FIN46R, These cumulative translation adjustments required elimination from the balance sheet when the loss on deconsolidation of the variable interest entity was included in the accumulated deficit.

Accumulative Deficit

The increase in accumulative deficit of $42.9 million was caused by the recognition of the loss on deconsolidation of variable interest entity arising from the deconsolidation.

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

                                                                      2006            2005
                                                                      $000            $000
Property, plant and equipment at cost:
Building and facilities                                                 $-        $122,723
Leasehold buildings and improvements                                34,336               -
Plant, equipment, vehicles, computers and software                 121,269         108,108
Assets in the course of construction                                   319             316
                                                             -------------- ---------------
                                                                   155,924         231,147
Less: Accumulated depreciation                                    (92,294)       (125,542)
                                                             -------------- ---------------
Property and equipment, net                                        $63,630        $105,605
                                                             -------------- ---------------

Depreciation expense aggregated $9,514,000, $9,581,000 and $9,530,000 for 2006,
2005 and 2004 respectively.

The net book value of assets held under capital leases (excluding property leased from Alconbury) and included above is as follows:

                                                             Net book
                                   Cost       Depreciation     Value
                                   $000          $000          $000
At December 31, 2006              $2,684         $505         $2,179
At December 31, 2005              $1,995         $246         $1,749

The net book value of assets held under capital leases related to property leased from Alconbury and included above is as follows:

                                                            Net book
                                  Cost       Depreciation     Value
                                  $000          $000          $000
At December 31, 2006             $23,201       $1,204        $21,997


Depreciation on these capital leases and included above, amounted to $1,017,000 (of which $683,000 related to Alconbury capital leases), $140,000, and $192,000 for the years ended at December 31, 2006, 2005 and 2004, respectively.

5.            GOODWILL AND OTHER ASSETS

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

On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price was payable over a three year period, and was equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period were made at the rate which had been in effect for commissions prior to the acquisition, and was payable semi-annually. At December 31, 2006 and 2005, goodwill on purchase was Japanese Yen 161,400,000 and 146,300,000 ($1,354,000 and $1,240,000 at year end rates) respectively.

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

Other assets represent finance costs associated with the sale/leaseback transaction of $1,174,000 and finance costs associated with the New Financing of $5,642,000 ($11,043,000 at year end rate), net of amortization of $1,876,000.
These costs are being amortized over the period of the lease and the New Financing, respectively.

6.            INCOME TAXES

The components of income before taxes and the related benefit/(expense) for tax for the years ended December 31 are as follows:

Income/(loss) before taxes                                       2006             2005              2004
                                                                 $000             $000              $000
United Kingdom                                                 16,173           10,823            13,761
United States                                                (15,285)              207           (1,669)
Japan                                                           (319)               96               101
British Virgin Islands                                        (1,641)          (5,506)                 -
                                                         -------------    -------------     -------------
                                                             $(1,072)           $5,620           $12,193
                                                         -------------    -------------     -------------

The benefit/(expense) for income taxes by location               2006              2005             2004
of the taxing jurisdiction for the years ended                   $000              $000             $000
December 31, consisted of the following:
Current Taxation:
-             State Taxes - US                                      -             (452)             (72)
-             Corporate Tax - US                                    -             (200)                -
-             Corporate Tax - Japan                                 -              (55)             (44)
Deferred taxation:
-             United Kingdom                                  (3,327)             (326)            4,864
-             Corporate Tax - US                                9,267           (3,123)              651
              State Tax - US                                      793                 -                -
-             Japan                                               123                27                -
                                                         -------------     -------------    -------------
                                                               $6,856          $(4,129)           $5,401
                                                         -------------     -------------    -------------

Reconciliation between the US statutory rate and the effective rate is as follows:

                                           % of income/(loss) before income
                                                       taxes
                                                  2006       2005        2004
                                                    %           %           %
US statutory rate                                (35)          35          35
Foreign rate differential                        (23)          24         (6)
UK R & D credit and non-deductible items        (468)        (45)        (36)
State taxes                                      (74)           8           1
Change in estimate                               (40)          51        (38)
                                          ------------  ----------  ----------
Effective tax rate                              (640)          73        (44)
                                          ------------  ----------  ----------

The 2006 effective tax percentages are exaggerated due to the low value of the loss before income taxes.

The UK government introduced a new tax allowance, `Research and Development Tax Credit (UK R & D credit), for large companies in 2002. This UK R & D credit allows the UK companies to recover an additional 25% of their research and development expenses in addition to the 100% normally allowed. Since its introduction the Company has been able to claim a consistent proportion of its UK operating costs. The 2006, 2005 and 2004 claims are part of the non-deductible items above.

The main reason for the change in estimate in 2006 relates to the US leaseback gain that arose from the sale of the US property as part of the Sale/Leaseback Transaction. Under FIN46R the gain was originally recognized in 2005 and charged to income taxes. This charge reversed in 2006 as the deferred gain was recognized due to the deconsolidation of the variable interest entity. The gain on the sale of the UK assets was offset against brought forward capital losses in 2005. A revision to the treatment of the losses on the UK buildings sold as part of the Sale/Leaseback Transaction in 2005 also caused a change in estimate in 2006. The 2004 change in estimate was due to the introduction of the UK R & D credit in 2002 and the subsequent acceptance of the 2002 and 2003 claims by the UK tax authorities.

The losses before tax of the British Virgin Islands represents the Alconbury balances which have been consolidated in accordance with the provisions of FASB Interpretation No. 46R.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                                    2006            2005
                                                                    $000            $000

Non-current deferred tax assets:
Net operating losses - US                                         $4,817          $2,285
Net operating losses - UK                                         22,346          18,376
Net operating losses - Japan                                         179              46
Deferred gain on Sale/Leaseback Transaction                        3,643               -
Unexercised warrant amortization                                   4,079               -
Net pension plan minimum liability adjustment - UK                14,295          16,001
Capital losses - UK                                               12,317          10,739
Valuation allowance - UK                                        (12,317)        (10,739)
                                                               ----------     -----------
Net non-current deferred tax assets                              $49,359         $36,708
                                                               ----------     -----------
Non-current deferred tax liabilities:
Property and equipment -  US                                        $966            $773
                       -  UK                                       5,830          22,602
                                                               ----------     -----------
Total                                                             $6,796         $23,375
                                                               ----------     -----------

Net non-current deferred tax assets                              $42,563         $13,333


In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

The gross amount of net operating losses in the US is $11,962,000, of which $754,000 expires in 2018, $523,000 expires in 2019, $1,087,000 expires in 2021,
$414,000 expires in 2022, $1,784,000 expires in 2024, $2,179,000 expires in
2025, and $5,221,000 expires in 2026. The gross amount of net operating losses in the UK of $74,484,000 have no expiration date. The Company has not provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will be realized through taxable income from future operations. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

The Company's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. The Company intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, United States income taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2006.

7.  LONG-TERM DEBT AND RELATED PARTY LOANS

                                                      2006                2005
                                                      $000                $000
New Financing                                      $69,936                  $-
Alconbury loan with third party                          -              30,000
Warrants                                           (4,693)               (389)
Capital leases, net of current                         707                 819
portion
Alconbury leases                                    23,201                   -
                                          -----------------     ---------------
                                                   $89,151             $30,430
                                          -----------------     ---------------


Repayment Schedule                     Total          2008          2009         2010         2011      Thereafter
                                       $000           $000          $000         $000         $000         $000
New Financing                          69,936            -             -             -      69,936           -
Warrants                               (4,693)      (2,231)       (1,115)       (1,115)       (232)          -
Capital leases                            707          620            87             -           -           -
Alconbury leases                       23,201            -             -             -           -      23,201
                                   -------------- ------------- ------------- ----------- ----------- ---------------
                                      $89,151      $(1,611)      $(1,028)      $(1,115)    $69,704     $23,201
                                   -------------- ------------- ------------- ----------- ----------- ---------------

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of (pound)22.6 million ($43.4 million approximately based on exchange rates at the time), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd and was secured by the guarantees of the wholly owned subsidiaries of the Company including LSR Ltd., Huntingdon Life Sciences Ltd and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. The value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises were made to date.

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

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company's operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its (pound)22.6 million non-bank debt ($41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the "primary beneficiary" of Alconbury's variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the "deconsolidation" of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease. Please refer to Note 3 for additional detail of the impact of this deconsolidation.

Due to the consolidation resulting from the Company's adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company's financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury (see Note 3), the Company did not reflect this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

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

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the loan, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($3,113,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company's 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

Convertible Capital Bonds

The remainder of the Company's long term financing until March 2, 2006 was provided by Convertible Capital Bonds repayable in September 2006. At the time of the issue in 1991, these bonds were for $50 million par and at December 31, 2005 and 2004 $46.2 million was outstanding. They carried interest at a rate of 7.5% per annum, payable biannually in March and September. During 2002, the Company repurchased and cancelled $2,410,000 principal amount of such bonds resulting in a $1.2 million gain recorded in other income/expense. In 2003 the Company further repurchased and cancelled $1,345,000 principal amount of such bonds resulting in a gain of $0.6 million recorded in other income/expense. These bonds were redeemed with the proceeds from the New Financing.

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

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR's Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR's Board of Directors (the "Committee") was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR's senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company's operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

As at December 31, 2005, whilst being consolidated under FIN46R, Alconbury received an interest free loan of $250,000 from Andrew Baker, LSR's Chairman and CEO, which was included in the Company's accrued expenses and other liabilities.

Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($414,000), were due on March 28, 2007; bearing interest at the rate of 5% per annum; and were secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. Repayment of one of the promissory notes was made by automatic deduction of (pound)44,000 ($86,000) per year from the (pound)66,000 ($129,000) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note was further collateralized by the (pound)214,500 ($420,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass was used to reduce the principal of the promissory notes. Both promissory notes were repaid in full in 2006.


8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short and long-term debt approximate their fair value.


9.    OTHER OPERATING EXPENSE

                                                            2006           2005           2004
                                                            $000           $000           $000
Litigation and other expenses associated with the
Animal Rights campaign against the company                 1,790              -              -
NYSE listing flotation expenses                            1,046              -              -
NYSE listing warrant costs                                 7,661              -              -
                                                   --------------    -----------    -----------
                                                         $10,497             $-             $-
                                                   --------------    -----------    -----------


10.    OTHER INCOME/(EXPENSE)

                                                           2006           2005           2004
                                                           $000           $000           $000
 Exchange (loss)/gain on Capital Bonds                   $6,210       $(5,144)         $3,345
 Other exchange gains - intercompany balances               692            518              -
 Amortization of financing costs                        (4,979)        (2,780)              -
 Cost of currency hedge contract                              -              -          (455)
                                                 ---------------    -----------    -----------
                                                         $1,923       $(7,406)         $2,890
                                                 ---------------    -----------    -----------

11.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. These commitments are set out in the table below:

                                                               Year ended December 31
                                      Total        2007        2008         2009        2010       2011        2012+
                                       $000        $000        $000         $000        $000       $000         $000
Capital lease obligations            $1,790      $1,011        $683          $96           -          -            -
Alconbury lease obligations         243,292       5,474       5,637        5,807       5,981      6,161      214,232
Operating leases                      2,653       1,437         726          388          78         24            -
Purchase obligations                  8,236       8,236           -            -           -          -            -
Pension plan contributions           52,848       5,872       5,872        5,872       5,872      5,872       23,488
                                 ----------- ----------- ----------- ------------ ----------- ---------- ------------
                                   $308,819     $22,030     $12,918      $12,163     $11,931    $12,057     $237,720
                                 ----------- ----------- ----------- ------------ ----------- ---------- ------------

Capital lease payments are as follows:

                                                         Capital leases   Alconbury        Total
                                                                           leases
                                                         $000             $000             $000
Total payments due                                       $1,790           $243,292         $245,082
Less amounts representing interest                       (194)            (243,292)        (243,486)
                                                         ---------------- ---------------- ---------------
                                                         ---------------- ---------------- ---------------
Present value of net minimum lease payments              1,596            -                1,596
Less current portion of capital lease obligations        (889)            -                (889)
                                                         ---------------- ---------------- ---------------
                                                         ---------------- ---------------- ---------------
Non-current portion of capital lease obligations         $707             $-               $707
                                                         ---------------- ---------------- ---------------

Depreciation on these capital leases amounted to $1,077,000, (of which $683,000 related to the Alconbury capitalized leased assets) for the year ended December 31, 2006.

Operating lease expenses were as follows:
                                                    2006       2005        2004
                                                    $000       $000        $000
Plant and equipment                                1,403        441         291
Other operating leases                               209        418         405

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

12.   SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2006 and 2005 LSR had outstanding 12,775,120 and 12,553,251 shares of Voting Common Stock of par value of $0.01 each respectively.

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

In 2005, options to purchase an aggregate of 23,600 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, on the terms set forth above, are listed below:

Date of Grant                     Numbers Granted          Exercise Price
-------------                     ---------------          --------------
May 23, 2005                            3,600                  $12.00
June 27, 2005                          20,000                  $11.00

In May 2006, options to purchase an aggregate of 48,900 shares LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, with ten-year terms; 50% of the shares exercisable one year after grant date and with the remaining 50% exercisable two years after the grant date (meaning all such options fully vested as of May 16, 2008), listed below:

Date of Grant                      Numbers Granted         Exercise Price
-------------                      ---------------         --------------
May 16, 2006                            48,900                 $9.25

In June 2006, options to purchase an aggregate of 7,500 shares of LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, on the terms set forth above, which are listed below:

Date of Grant                      Numbers Granted        Exercise Price
-------------                      ---------------        --------------
June 8 2006                             7,500                 $10.75

In December 2006, options to purchase an aggregate of 480,000 shares LSR Common Stock were issued, all at exercise prices equal to the average daily high for the five trading days leading up to the date of grant, with ten-year terms; 50% of the shares exercisable on December 31, 2008 and with the remaining 50% exercisable on December 31, 2009 (meaning all such options fully vested as of December 31, 2009), listed below:

Date of Grant                    Numbers Granted            Exercise Price
-------------                    ---------------            --------------
December 6, 2006                     480,000                    $9.95


2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan ("2004 LTIP"), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP has two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company's Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company's Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company's CFO, 27,750 of such options were granted to Julian Griffiths, the Company's Vice President of Operations and 20,455 were granted to Mark Bibi, the Company's General Counsel and Secretary. The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2006, 356,419 shares under the 2004 LTIP option plan were outstanding and none were exercisable.

The following table summarizes stock option activity under the Company's option plans.

                                                   Shares           Wtd Avg. Ex         Number of securities remaining
                                                   (000)               Price            available for future issuance
Outstanding - December 31, 2005                    1,284                $2.35
Granted                                             536                 $9.90
Lapsed                                               -                     -
Exercised                                           (31)                $2.01
                                                 -----------    ------------------     ---------------------------------
Outstanding - December 31, 2006                    1,789                $4.62                      490,000
                                                 -----------    ------------------     ---------------------------------
Exercisable at end of year                          900
Weighted average fair value per
option granted in 2006 was                          $8.29


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

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000. None of these warrants have been exercised as of December 31, 2006.

On October 24, 2003, 100,000 warrants were issued at the market price on the day of $2.05. On January 4, 2005 100,000 warrants were issued at the market price on the day of $10.70. 50,000 were exercisable from January 4, 2007 but later accelerated to August 8, 2005, and 50,000 from January 4, 2008. In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

On November 9, 2005 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46. These warrants fully vested on December 26, 2006 following the successful completion of the specific goal outlined in the engagement letter with such firm, namely the listing of the Company's common stock on the NYSE. Accordingly, the fair value of these warrants ($7,661,000) has been recorded in other operating expense.

On November 9, 2005 300,000 warrants were issued to an independent third party financial advisor as partial consideration for providing financial advisory services to the Company in obtaining financing. These were issued at an exercise price of $10.46 per share, the closing market price on the date the Company engaged the financial advisor. These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($3,113,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR's common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR's recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

A summary of warrants outstanding at December 31, 2006 is as follows:

Date of Issue          Warrants      Exercise Price     Expiration Date
-------------          --------      --------------     ---------------
October 9, 2001         550,000           $1.50          October 9, 2011
June 11, 2002           410,914           $1.50          June 11, 2012
October 24, 2003        100,000           $2.05          October 24, 2013
January 4, 2005         100,000          $10.70          January 4, 2015
November 9, 2005        625,000          $10.46          November 9, 2010
November 9, 2005        300,000          $10.46          November 9, 2015
March 2, 2006           500,000          $12.00          March 2, 2016

13.     EMPLOYEE BENEFITS

The Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme, subsequently renamed "LSR Pension and Life Assurance Scheme" (the Plan) through to December 31, 2002. The Plan had been closed to new entrants from April 5, 1997 and as of December 31, 2002, the accumulation of plan benefits of employees in the scheme was permanently suspended, and therefore, the Plan was curtailed.

The components of the net periodic benefit cost of the Plan for the years ended December 31, are as follows:

                                                              2006                2005                 2004
                                                              $000                $000                 $000
Interest cost on projected benefit obligation               $8,565              $7,960               $7,294
Expected return on plan assets                            (10,042)             (8,836)              (8,298)
Amortization of transition asset                                 -                   -                (145)
Amortization of actuarial loss                               2,899               1,627                  854
                                                       -------------       ------------       --------------
Net periodic cost/(benefit)                                  $1,422               $751               $(295)
                                                       -------------       ------------       --------------

The major assumptions used in calculating the pension expense were:

                                                 2006          2005       2004
Discount rate                                    5.0%          5.5%       5.5%
Rate of increase of future compensation           N/A           N/A        N/A
Long-term rate of return on plan assets          8.0%          8.0%       8.0%

The overall expected return on plan assets for 2006 was the average of 5.5% per annum expected for debt securities and 9.0% per annum for equity securities and other assets held. The expected returns were based on market yields at the measurement date. Expected returns on the equity and `other' assets allowed for expected economic growth.

A reconciliation of the projected benefit obligation for the Plan to the accrued pension expense recorded as of December 31 is as follows:

                                                                      2006                2005                 2004
                                                                      $000                $000                 $000

Projected benefit obligation                                    $(196,403)          $(169,640)           $(154,613)
Plan assets at market value                                        148,750             116,305              118,054
                                                               ------------       -------------       --------------

Funded status                                                    $(47,653)           $(53,335)            $(36,559)
Unrecognized net actuarial loss                                     56,684              57,472               41,211
Adjustment for minimum liability - pretax                         (56,684)            (57,472)             (41,211)
Unrecognized net asset at transition                                     -                   -                    -
                                                               ------------       -------------       --------------
Accrued pension expense                                          $(47,653)           $(53,335)            $(36,559)
                                                               ------------       -------------       --------------

Change in plan assets
Fair value of assets, beginning of year                           $116,305            $118,054             $102,483
Foreign currency changes                                            16,286            (12,489)                7,702
Actual gain on plan assets                                          15,552              15,039               11,308
Employer contributions                                               5,827                 687                  768
Benefit payments                                                   (5,220)             (4,986)              (4,207)
                                                               ------------        ------------       --------------
Fair value of assets, end of year                                 $148,750            $116,305             $118,054
                                                               ------------        ------------       --------------

Change in projected benefit obligations
Projected benefit obligation, beginning of year                   $169,640            $154,613             $123,892
Foreign currency changes                                            23,755            (16,356)                9,311
Interest cost                                                        9,095               7,511                7,643
Actuarial (gains)/losses                                             (867)              28,858               17,974
Benefit payments                                                   (5,220)             (4,986)              (4,207)
                                                               ------------        ------------       --------------
Projected benefit obligation, end of year                         $196,403            $169,640             $154,613
                                                               ------------        ------------       --------------

All plan assets and projected benefit obligations have been converted from pounds sterling to US dollar using year end exchange rates.

The major assumptions used in calculating the pension obligations were:

                                                                      2006                 2005                 2004
Discount rate                                                           5%                4.75%                 5.5%
Rate of compensation increase                                          N/A                  N/A                  N/A

The accumulated benefit obligation is the same as the projected benefit obligation as the pension plan has been curtailed.

The Trustees of the pension plan aim to invest with a broad split of 65/35 between their two fund managers. The first manager invests in unit funds that hold portfolios of shares (77%), hedge funds (11%) and property funds (12%). The second manager invests in funds holding predominantly index-linked bonds, gilts and corporate bonds (79% in total) and in a fund of UK equities designed to track the FTSE All-Share Index (21%). These percentages are approximate and kept under review.

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
                                              ===========

The asset allocation is weighted towards equity investment while the liability profile contains a greater proportion of monetary liabilities. The investment stance has been undertaken in expectation of higher long-term returns, but is kept under review by the Trustees. Over the year the Trustees have continued to reduce their exposure to equities investing in commercial property and `absolute return' products, so as to increase the range of investments used by the scheme. In principle, this wider range of assets should help maintain the overall portfolio return, whilst reducing variability (and hence reduce the risk to the scheme).

The pension plan weighted average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

                                             2006               2005
Equity Securities                            58%                59%
Debt Securities                              26%                29%
Real Estate                                   8%                 4%
Other                                         8%                 8%
                                         -------------      -------------
Total                                       100%               100%
                                         =============      =============


The company expects to contribute $5,285,000 ((pound)2,700,000) plus expenses to its pension plan in 2007. The following benefit payments are expected to be paid in each of the next five years, and in aggregate for the following five years thereafter.
                                                        Pension Benefits
                                                             $000's
                                          2007                4,355
                                          2008                4,525
                                          2009                4,682
                                          2010                4,844
                                          2011                5,071
                                       2012 - 2016           30,804


On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2006, 2005 and 2003 were $2.7 million, $3.3 million and $2.5 million respectively.

14.  GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2006, 2005 and 2004, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

Geographical segment information is as follows:

                                                                 US             UK          Corporate        Total
                                                                $000           $000            $000          $000

2006       Revenues                                           $41,138         $151,079             $-       $192,217
           Operating   income   before  other   operating
           income/(expense)                                     5,268           21,676         (6,875)        20,069
           Operating income                                     5,268           21,676        (17,372)         9,572
           Long-lived assets (A)                               37,827          141,216          7,448        186,491
           Property and equipment, net                         21,082           42,535             13         63,630
           Depreciation and amortization                        1,700            7,798             16          9,514
           Capital expenditure                                  2,025           11,068              -         13,093
           Total assets                                        39,781          183,312          7,486        230,579

2005       Revenues                                           $36,959         $135,054             $-       $172,013
           Operating income before other operating
           expense                                              5,239           22,531         (6,751)        21,019
           Operating income                                     5,239           22,531         (6,751)        21,019
           Long-lived assets (A)                               21,569          134,436         12,874        168,879
           Property and equipment, net                         11,139           94,448             18        105,605
           Depreciation & amortization                          1,598            7,971             12          9,581
           Capital expenditure                                  2,795           13,178              -         15,973
           Total assets                                        25,771          143,881         14,717        184,369

2004       Revenues                                           $30,403         $127,148             $-       $157,551
           Operating income before other expense/income
                                                                3,861           18,716         (6,753)        15,824
           Operating income                                     3,861           18,716         (6,753)        15,824
           Long-lived assets (A)                               19,567          143,143          3,753        166,463
           Property and equipment, net                          9,941          100,035             23        109,999
           Depreciation & amortization                          1,307            8,213             10          9,530
           Capital expenditure                                  2,066            9,023              7         11,096
           Total assets                                        25,521          169,939          4,615        200,075


(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.


Revenues from customers (based on location of customers)

                                         2006            2005             2004
                                         $000            $000             $000
United States                         $53,215         $46,758          $44,530
Europe                                109,668          87,520           78,277
Rest of World                          29,334          37,735           34,744
                                --------------   -------------     ------------
                                     $192,217        $172,013         $157,551
                                --------------   -------------     ------------

15.     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

                                           Balance as of      Exchange       Charged to     Accounts     Balance as
                                           beginning of      Adjustment      operations    written off    of end of
                                              period                                                       period
                                               $000             $000            $000          $000          $000
Allowance for uncollectible accounts
deducted from trade debtors
December 31, 2006                               618              78             133           (138)          691
December 31, 2005                               255             (18)            125            256           618
December 31, 2004                               561              15             (94)          (227)          255


16.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2006 and December 31, 2005.


Year ended December 31, 2006                                        Quarter Ended
                                              March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                       $42,455            $47,851            $49,460            $52,451
Cost of sales                                 (31,758)           (35,125)           (36,388)           (39,430)
                                      --------------------------------------------------------------------------
Gross profit                                    10,697             12,726             13,072             13,021
Selling and administrative expense             (6,671)            (7,881)            (7,334)            (7,561)
Other operating (expense)/income                     -                  -                  -           (10,497)
                                      --------------------------------------------------------------------------
Operating income/(loss)                          4,026              4,845              5,738            (5,037)
Interest income                                    258                273                437                543
Interest expense                               (2,963)            (3,932)            (3,162)            (4,021)
Other (expense)/income                           (971)              2,234              (913)              1,573
                                      --------------------------------------------------------------------------
Income/(loss) before taxes                         350              3,420              2,100            (6,942)
Income tax benefit/(expense)                       120            (2,283)                579              8,440
                                      --------------------------------------------------------------------------
Income before loss on
deconsolidation of variable interest
entity                                            $470             $1,137             $2,679             $1,498
Loss on deconsolidation of variable
interest entity (net of income tax
benefit of $22,218)                                  -           (20,656)                  -                  -
                                      --------------------------------------------------------------------------
Net income/(loss)                                  470           (19,519)              2,679              1,498
                                      --------------------------------------------------------------------------

Earnings/(loss) per share                        $0.04            $(1.54)              $0.21              $0.12


                                                                    Quarter Ended
Year ended December 31, 2005                  March 31            June 30       September 30        December 31
                                                  $000               $000               $000               $000

Revenues                                       $43,294            $44,941            $43,758            $40,020
Cost of sales                                 (31,082)           (32,459)           (31,673)           (29,606)
                                      --------------------------------------------------------------------------
Gross profit                                    12,212             12,482             12,085             10,414
Selling and administrative costs               (7,012)            (7,074)            (6,410)            (5,678)
Other operating(expense)/income                      -                  -                  -                  -
                                      --------------------------------------------------------------------------
Operating income                                 5,200              5,408              5,675              4,736
Interest income                                     23                 22                 21                 13
Interest expense                               (1,783)            (1,934)            (2,138)            (2,217)
Other income/(expense)                           (732)            (2,703)            (1,760)            (2,211)
                                      --------------------------------------------------------------------------
Income before taxes                              2,708                793              1,798                321
Income tax benefit/(expense)                     (184)            (2,455)              (649)              (841)
                                      --------------------------------------------------------------------------
Net income                                      $2,524           $(1,662)             $1,149             $(520)
                                      --------------------------------------------------------------------------

Earnings per share                               $0.20            $(0.13)              $0.09            $(0.04)

17.           SUBSEQUENT EVENTS

None.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


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

Internal control over financial reporting. Please refer to pages 41-42 of this Form 10-K for Management's Report on Consolidated Financial Statements and Internal Control, and the Internal Control Reports of the Company's Auditors.


ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name                       Age           Office Held

Andrew Baker               58            Director, Chairman of the Board and
                                            Chief Executive Officer
Gabor Balthazar            65            Director
Mark Bibi                  48            General Counsel and Secretary
Brian Cass                 59            Director, Managing Director/President
Julian Griffiths           54            Vice President of Operations
Afonso Junqueiras          50            Director
Richard Michaelson         55            Chief Financial Officer
Yaya Sesay                 64            Director

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

Richard Michaelson became Chief Financial Officer and Secretary of LSR effective January 10, 2002 and has been Chief Financial Officer since July 28, 2005. Mr. Michaelson was Director of Strategic Finance of Huntingdon from September 1998 to December 2001. He served as Senior Vice President of Unilab Corporation, a clinical laboratory testing company based in Los Angeles, California, from September 1997 to December 1997, Senior Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from February 1994 to September 1997, and Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from November 1993 to February 1994. Mr. Michaelson also served as Vice President of Unilab beginning in October 1990. Mr. Michaelson joined MetPath, Inc., the clinical laboratory subsidiary of Corning Incorporated, in 1980 and served as Vice President of MetPath from 1983 and Treasurer of Corning Lab Services, Inc. from 1990 through, in each case, September 1992. He currently serves as a director of Huntsman Corporation.

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


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4, and 5 filed with the Commission by the Company's directors and officers in 2006 the Company believes that all such required forms were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to the Company's employees and establishes special obligations for senior officers (including the Principal Executive Officer, Principal Financial Officer, Controller, directors and employees with financial reporting responsibilities). The Code of Business Conduct and Ethics was last reviewed and adopted in December 2006 and is posted on the Company's website on www.lsrinc.net, under the "Corporate Governance" icon.

Audit Committee

The Audit Committee of the Board of Directors of LSR is authorized to retain and evaluate the Company's independent accountants; to review and approve any major changes in accounting policy; to review the arrangements for, scope and results of the independent audit; to review and approve the scope of non-audit services to be performed by independent accountants and to consider the possible effect on the independence of the accountants; to review the effectiveness of internal auditing procedures and personnel; to review LSR's policies and procedures for compliance with disclosure requirements with respect to conflicts of interest and for prevention of unethical, questionable or illegal payments; and to take other such actions as the Board shall from time to time so authorize. Messrs. Balthazar, Junqueiras and Sesay comprise the Audit Committee. Mr. Balthazar serves as Chairman. The Board of Directors has determined that Mr. Balthazar meets the definition of "audit committee financial expert" as such term is defined under the SEC rules. Each member of the Audit Committee is considered to be an independent director.

The Audit Committee operates under a written charter adopted by the Board of Directors that is posted on the Company's web site on www.lsrinc.net, under the "Corporate Governance" icon.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

LSR's executive compensation programs are designed to attract, motivate and retain executives critical to the Company's long-term success and the creation of stockholder value. The Company's fundamental compensation philosophy is to closely link executive officers' total compensation with the achievement of annual and long-term performance goals. Management and the Compensation Committee believe that compensation decisions are complex and best made after a careful review of individual and Company performance; Contract Research Organization ("CRO") industry "peer group" compensation levels, including consideration of the relative size and complexity of each of these peer companies; and salary and total compensation levels of executives in other health care companies, high growth companies, and comparably sized companies. The Committee awards compensation to the Company's executive officers that is based upon Company and individual performance and that is designed to motivate them to achieve strategic objectives and to continue to perform at the highest levels in the future.

The Compensation Committee has developed an overall compensation program and specific compensation plans which are designed to enhance corporate performance, and thus stockholder value, by aligning the financial interests of executives with those of its stockholders. In pursuit of these overall objectives, the structure and scope of the Company's compensation program are designed to attract key executives to the Company and retain the best possible executive talent; to reinforce and link executive and stockholder interests through equity-based plans and encouragement of significant equity holdings in the Company; and to provide a compensation package that recognizes individual performance in conjunction with overall performance.

Based on the objectives described above, LSR strives to set a total compensation opportunity within range of the median of the total direct compensation paid to similarly situated executives at comparable companies against whom the Company competes in the CRO industry marketplace, and in the broader market for executive talent. Actual compensation may be above or below the median based on the actual performance of LSR and the individual. This approach is intended to ensure that a significant portion of executive compensation is based on LSR's financial and strategic performance.

Roles and Responsibilities

Both the Compensation Committee and senior management are involved in the development, review and evaluation, and approval of the Company's executive compensation programs. In general, the roles are discussed below; additional details regarding the roles of each are addressed in the discussion of the "Annual Review of Executive Compensation."

Compensation Committee

In consultation with senior management, the Compensation Committee establishes the Company's general compensation philosophy, and oversees the development and implementation of executive compensation programs and policies with respect to the engagement of independent contractors of the Company. The Committee reviews on a periodic basis the Company's executive compensation programs and makes any modifications that the Committee may deem necessary or advisable, in its sole discretion.

The Committee annually reviews and approves the Company's goals and objectives relevant to the compensation of the Chief Executive Officer and evaluates the performance of the Chief Executive Officer in light of those goals and objectives, including assessing the Company's success in addressing the complexities and challenges that have been faced during that period. Based on such evaluation, the Committee has the sole authority to set the compensation (including base salary, incentive compensation and equity-based awards) of the Chief Executive Officer. In determining incentive compensation, the Committee considers, among other factors it deems appropriate from time to time, the Company's performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to management in prior years.

The Committee also reviews and approves the compensation (including base salary, incentive compensation and equity-based awards) of executive officers of the Company. The Committee reviews the terms of the Company's incentive compensation plans, equity-based plans, pension plans, and welfare benefit plans. Unless otherwise delegated, the Committee administers such plans, including determining any incentive or equity-based awards to be granted to members of senior management under any such plan.

The Compensation Committee is comprised of Messrs. Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. Mr. Balthazar serves as Chairman. Each is considered to be an independent director. In addition, the Compensation Committee addresses issues required or recommended to be addressed by independent directors, including administration of the Company's 2001 Equity Incentive Plan. The Compensation Committee of LSR held four (4) meetings during 2006 and held 1 meeting from January 1, 2007 through the date of this Form 10-K.

There were no Compensation Committee interlocks during 2006.

The Committee operates pursuant to a charter, which is available on the Company's website at www.lsrinc.netunder the "Corporate Governance" icon. That charter was most recently reviewed and amended in March 2007. Under its charter, the stated purposes of the Compensation Committee are:

o To establish the Company's general compensation philosophy and oversee the development and implementation of executive compensation programs and policies;

o To annually review and approve the Company's goals and objectives relative to CEO compensation and to set the CEO compensation based on those goals and objectives;

o    To review and approve the compensation of other executive officers;

o To review the terms of incentive compensation plans, equity-based plans, retirement plans and welfare benefit plans;

o    To  review   policies  with  respect  to  post-service   arrangements   and
     perquisites;

o To produce with the assistance of management an annual report on executive compensation and a compensation discussion and analysis for inclusion in the Company's annual report on Form 10-K or annual proxy statement;

o    To evaluate its own performance on an annual basis;

o    To retain  consultants and professional  advisors as it deems  appropriate;
     and

o To carry out such other duties as may be delegated to it by the Board from time to time.

Senior Management

The Company's senior management, under the leadership and direction of the Chief Executive Officer, sets the strategic direction for the Company and strives to design and develop compensation programs that motivate executives' behaviors consistent with strategic objectives. In collaboration with the Compensation Committee, senior management coordinates the annual review of the compensation programs for the executive officers. This includes an evaluation of individual and Company performance, factors that have influenced the Company during the year, competitive practices and trends, and various compensation issues. Based on the outcomes of this review, the CEO makes recommendations to the Compensation Committee regarding the compensation of each of the executive officers (other than the Chief Executive Officer, whose compensation is determined by the Compensation Committee).

Annual Review of Executive Compensation

LSR senior management and the Compensation Committee strive to maintain an executive compensation program that is structured to provide executive officers with a total compensation package that, at expected levels of performance, is competitive with those provided to other executives holding comparable positions or having similar qualifications in other similarly situated organizations in the CRO and healthcare industries. This is achieved by the preparation of an annual review of executive officer compensation.

In the preparation of the annual review, management, under the direction of the CFO, reviews proxy statements filed by LSR's CRO industry peer companies to obtain data about the compensation of the named executive officers. (Additional information regarding this peer group of companies is provided below). Based on competitive market data gathered from peer company proxy statements, management prepares a report to the Compensation Committee. The report may also include similar compensation information for selected small cap healthcare companies outside the CRO industry. This report also provides LSR executive officers' total compensation and equity holdings. Based on this report, discussion of compensation levels and packages offered to executives in other healthcare companies, and assessment of individual executive officer performance over the prior year, the CEO makes recommendations regarding the appropriate compensation for each of the executive officers (other than the Chief Executive Officer). After reviewing these materials, the Compensation Committee evaluates the executive's performance through reports from other senior management and, in some cases, personal observation. The Compensation Committee takes into account this evaluation and other appropriate considerations to arrive at individual compensation decisions.

In making its decisions on each executive officer's compensation, the Compensation Committee considers the nature and scope of all elements of the executive's total compensation package, the executive's responsibilities, factors pertaining to the executive's home country, and his or her effectiveness in supporting LSR's key strategic, operational and financial goals. The Compensation Committee also considers recommendations from the Chief Executive Officer regarding total compensation for those executive officers.

Although the Compensation Committee receives information and recommendations regarding the design and level of compensation of the Company's executive officers from Company management, the Compensation Committee makes the final decisions as to the plan design and compensation levels for these executives.

Compensation Peer Group

In determining the appropriate amount for each element of the total direct compensation (base salary, annual incentives, and long-term incentives), the Compensation Committee considers, among other things, the compensation paid for similar positions at other corporations within a peer group of companies prior to determining the executive officers' compensation. The peer group is comprised of companies against which LSR competes in the CRO industry. There have historically been only two other publicly traded companies that have conducted substantial amounts of pre-clinical CRO safety testing, which is the Company's primary business: Charles River Laboratories, Inc. and Covance, Inc. Thus, these two companies comprise the compensation peer group.

Management and the Compensation Committee acknowledge that both Charles River and Covance are substantially larger than the Company in terms of revenues and profits and take that fact into consideration when making compensation decisions. The total compensation of the Company's executive officers historically has been, and remains, below that of the total compensation paid at these peer companies. In addition to size differences, the Compensation Committee also takes into account differences in complexity and challenges faced by each of the Company and its peer group (some of which are unique to LSR) in determining the proper range of executive officer compensation.

Mix of Compensation

LSR's executive compensation program is composed of three key elements - base salary, an annual incentive bonus, and long term compensation - which represent an executive officer's total direct compensation (excluding benefits and perquisites). The Compensation Committee strives to align the relative proportion of each element of total direct compensation with the competitive market and LSR's objectives, as well as preserve the flexibility to respond to the challenges (some of which are unique to LSR) which the Company faces. The Compensation Committee's goal is to strike the appropriate balance between annual and long-term incentives, and it may adjust the allocation of pay to best support the Company's objectives. Historically, the majority of pay at LSR has been in the form of base salary. Annual bonuses have been paid only when Company financial performance has in the opinion of the Compensation Committee and Senior Management merited it; thus, in the last five years, despite the stock having increased by 1,400% and the operating margin increasing by over 1,000 basis points, the Compensation Committee has determined to award annual bonuses in only three of those five years. Equity compensation has been awarded only in two of those five years. For 2006, which was an unusual mix of compensation due to the issuance of equity compensation awards, the mix of these three elements for each of the named executive officers is illustrated in the following chart, and discussed in greater detail on page 88 "Annual Incentive Awards":


Percent of Total Direct Compensation

                                          Base            Annual Incentive           Long-Term
       Officer                           Salary                Award            Incentive Awards(1)

       Andrew Baker                       38%                    10%                    52%
       Richard Michaelson                 38%                    62%                     0%
       Brian Cass                         38%                    10%                    52%
       Julian Griffiths                   40%                     5%                    55%
       Mark Bibi                          18%                    31%                    51%

(1) Based on the FAS 123(R) grant date fair value of stock and stock options granted in 2006.

The mixture of pay elements noted above represents the belief that executive officers should have elements of their compensation tied to both short and long term objectives. This pay mixture is the result of historical Company pay practices, management recommendations, and Compensation Committee determinations. Historically base salary has comprised a higher percentage of total compensation than was the case in 2006. During 2006 the Compensation Committee approved more incentive awards than they had in the past in recognition of certain singular achievements during 2006, such as the successful refinancing resulting in the New Financing and the successful passage of the legislation in the US known as the `Animal Enterprise Terrorism Act'.

Elements of Executive Compensation

The key elements of direct compensation for the executive officers are base salary, an annual incentive bonus, and equity-based compensation, typically delivered through stock options and stock grants. Executive officers also are eligible for other elements of indirect compensation, comprised of health and welfare benefits, pension, insurance, and savings plans, and certain perquisites. The Compensation Committee considers each of these elements when evaluating the overall compensation program design.

Annual Base Salary

Base salaries for executives are determined by evaluating the responsibilities of the position held and the experience of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for positions having comparable responsibilities at other companies in the CRO industry. In addition to comparing base salary compensation of other companies, consideration is given to the relative overall corporate performance of the Company in relation to its competitors in the industry, with the objective of achieving standards and setting base executive salaries in the Company consistent with the market rate paid for comparable positions in the CRO industry, taking into account both size and complexity differences.

An executive officer's base salary generally reflects the officer's responsibilities, tenure, job performance, and direct competition for the executive's services. The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Committee may at any time review the salary of an executive who has received a significant promotion, whose responsibilities have been increased significantly, who has achieved exceptional performance, or who is the object of competitive pressure. Any adjustments are based on the results of the annual review of market salary data, job performance of the executive officer over time, and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.

In general, the Committee targets the base salary levels of the Chief Executive Officer and other executive officers under the range of the 50th percentile of base salaries for comparable executive positions at key competitors. Adjustment of an individual executive officer's actual base salary above the range of the 50th percentile of this reference group would generally be based upon:

o    Achieving or exceeding key business objectives;

o    Highly developed individual skills critical to the Company;

o    Demonstrating an ability to positively impact stockholder value;

o    Consistently superior levels of performance;

o    Experience and level of responsibility; and

o    Availability of skills in the market place

During 2006, the Committee did not approve any increases to the base salaries of the named executive officers.

Annual Incentive Awards

The Company's executive officers and other key persons are considered for an annual cash and/or stock bonus. Eligible executives may receive bonus awards based upon certain percentages of base salary at threshold and maximum levels appropriate to the nature of their position in the Company. Whether any bonus is awarded, and, if so, the amount thereof depends upon actual performance against predetermined individual and corporate objectives established by the CEO or the Compensation Committee.

The potential payments available under the annual incentive program for the named executive officers depend on the attainment of performance goals recommended by management and approved by the Compensation Committee at the beginning of each year. In addition to these awards, the Compensation Committee may approve additional bonuses following a subjective evaluation of an executive officer's performance and success in areas deemed to be significant to LSR. Individual awards reflect both group performance and individual contributions to the Company's success.

In March 2006, the named executive officers received annual bonus awards based on the Company meeting predetermined financial goals established for fiscal year 2005 by the Compensation Committee. Specifically, the Compensation Committee had established for fiscal year 2005 two threshold levels of operating margin percentage on which to base the awarding of annual bonuses. The Company's 2005 financial performance met the first performance threshold.

The following table summarizes the bonus payments and ranges for each of the Company's named executive officers.

                            Bonus Paid as        Possible Award Payout Range
  Officer                 (% of Base Salary)          (% of Base Salary)
  Andrew Baker                   50%                       50%-100%
  Richard Michaelson             25%                       25%-50%
  Brian Cass                     50%                       50%-100%
  Julian Griffiths               25%                       25%-50%
  Mark Bibi                      25%                       25%-50%

Each executive officer was offered the opportunity to be paid all or a portion of this bonus in shares of LSR common stock. Messrs. Baker, Cass, Michaelson and Bibi elected to receive the bonus completely in LSR shares and Mr. Griffiths elected to receive a portion of the bonus in LSR shares (the bonuses paid were disclosed and included in the 2005 Executive Compensation Table contained in the Company's proxy statement, dated April 17, 2006, for its annual meeting of stockholders).

Operating margin percentage was selected as the performance measure for use in the annual incentive (as well as in the long term incentive plans discussed below) because the Compensation Committee, as well as management, believes that it most accurately reflects the true financial and operating performance of the Company, and is the metric most directly impacted by the actions and efforts of management. Operating margin percentage is a measure of performance that is not affected by non-operational items, such as the non-cash accounting treatment associated with the Company's functional currency being the British Pound. Moreover, operating margin is a metric that can be compared to peer companies as a useful measure of performance. Finally, operating margin percentage is easily leveraged into an impact on stock price, which thus has the effect of aligning the interests of management with those of stockholders.

The Compensation Committee also determined that an important business goal for 2006 was refinancing the Company's $46 million outstanding principal amount of Convertible Capital Bonds (the "Bonds") that were coming due in September 2006. The Company was able to successfully refinance these bonds in March 2006 through obtaining a $70 million principal amount five-year term loan and using a portion of the proceeds therefrom to redeem the Bonds. The Compensation Committee approved a special cash bonus to executive officers upon completion of the refinancing, as follows:

          Officer                         Percentage of Base Salary
          Andrew Baker                              25.0%
          Richard Michaelson                        12.5%
          Brian Cass                                25.0%
          Julian Griffiths                          12.5%
          Mark Bibi                                 12.5%

For additional information regarding the metrics applicable to our Chief Executive Officer, see "Compensation of the Chief Executive Officer" below.

The bonuses for 2006 for the Chief Executive Officer and other named executive officers are disclosed in the "Bonus" column of the Summary Compensation Table.

Long-Term Compensation

LSR provides executives with long-term compensation through the LSR 2001 Equity Incentive Plan (the "EIP"), which was approved by the Company's shareholders in 2001. The EIP is intended to encourage employees, consultants, and directors to acquire or increase their equity interest in the Company and to provide a means whereby they may develop a sense of proprietorship and personal involvement in the development and financial success of the Company. The EIP also encourages this group to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The EIP also enhances the Company's and its subsidiaries' ability to attract and retain the services of individuals who are essential for the growth and profitability of the Company, and the enhancement of shareholder value.

2004 Long Term Incentive Plan

The EIP permits the grant of a variety of stock and stock-based awards. The Compensation Committee adopted as of June 1, 2004 the 2004 Long Term Incentive Plan ("2004 LTIP"). The 2004 LTIP was designed to retain and motivate management to improve the Company's financial performance, specifically as evidenced by operating margin percentage, over the three year period through December 31, 2006. The LTIP involved two aspects: a) the grant of stock options to management that would not vest until March 31, 2007 (the date by which final 2006 financial performance would be finalized, audited and publicly reported) and b) a cash award calculated as a percentage of the employee's base salary as of June 1, 2004 that would be payable at three different threshold levels of operating margin percentage performance achieved at December 31, 2006. The Compensation Committee determined to set aggressive thresholds for these bonus payments, believing that would serve as the best motivational tool.

The stock options granted in connection with the 2004 LTIP were granted with an exercise price of $3.30 per share, equal to the closing market price of LSR common stock on the June 1, 2004 grant date. The named executive officers received these options with an exercise date of March 31, 2007 as a motivation to retain such officers in the Company's employ through the 3-year performance period specified in the 2004 LTIP. The named executive officers received the following number of stock options:

                  Andrew Baker                     55,500
                  Richard Michaelson               30,303
                  Brian Cass                       55,500
                  Julian Griffiths                 27,750
                  Mark Bibi                        20,455

The potential cash bonus to be received by the named executive officers based upon fiscal year 2006 financial performance had the following ranges of percentages of base salary as of June 1, 2004:

                  Andrew Baker                    50% - 200%
                  Richard Michaelson              40% - 160%
                  Brian Cass                      50% - 200%
                  Julian Griffiths                40% - 160%
                  Mark Bibi                       30% - 120%

The Company's operating margin percentage for fiscal year 2006 did not meet the minimum threshold established under the 2004 LTIP. Accordingly, no cash bonuses were paid under that plan.

2007 Annual and Long Term Incentive Plan

In December 2006 the Compensation Committee adopted both an annual 2007 incentive plan (the "2007 Annual Bonus Plan") and a long term retention program, including a new long-term incentive plan to replace the 2004 LTIP (the "2007 LTIP"). Awards under both the Company's annual bonus plan and the long-term retention program, including the long-term incentive plan ("LTIP"), are issued under the EIP.

A.   2007 Annual Bonus Plan

     At its meeting on December 6, 2006, the Committee determined amounts that may be paid to executive officers and certain additional senior management members of the Company based on the achievement of varying levels of operating performance during fiscal year 2007. The Committee established three specific levels of operating margin percentage as the thresholds for payment, each above current levels of operating performance. The awards would be paid in cash following completion of the 2007 audited financial statements showing the level of operating performance achieved, if the minimum threshold level or a higher performance level is achieved, taking into account the payment of such bonuses.

     The aggregate amount payable to all participants if the minimum threshold performance level is achieved is approximately $1.5 million; if the middle threshold performance level is achieved is approximately $3.0 million; and if the maximum threshold level is achieved is approximately $4.6 million. The potential ranges of payment under this plan for each of the executive officers is as follows:

     Andrew Baker, Chairman and CEO*                      $304,128 - $912,384
     Richard Michaelson, CFO                               $75,000 - $225,000
     Brian Cass, President and Managing Director*         $304,128 - $912,384
     Julian Griffiths, Vice President of Operations*       $76,032 - $228,096
     Mark Bibi, Secretary and General Counsel              $75,000 - $225,000

         * Payments to Messrs. Baker, Cass and Griffiths are made in UK pounds sterling. For purposes of estimating these payments in US dollars, an exchange rate of (pound)1.00 = $1.8432 has been used.

B.       Long-Term Retention Program

         In order to encourage valuable members of the management team to remain with the Company over the next three years, the Committee has adopted a long-term retention program that contains two elements: the 2007 LTIP and the grant of equity.

         1.       2007 LTIP

         At its meeting on December 6, 2006, the Committee determined amounts that may be paid to executive officers and certain senior management members of the Company in respect of LTIP awards for the three-year 2007-2009 performance period. The Committee established a specified level of operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger the payment of the awards. This threshold level of operating margin percentage is higher than the maximum level of operating margin percentage under the 2007 Bonus Plan. As they did with the 2004 LTIP, the Committee determined to establish aggressive targets, but targets that they believe are achievable within that time period. The awards would be paid in cash following confirmation by the Company's independent auditor that the threshold performance level had been achieved, taking into account the payment of such bonuses.

         The aggregate amount payable to all participants (which includes the five executive officers and other key members of management) under the 2007 LTIP if the threshold performance level is achieved is approximately $5 million. The potential payments under this plan for each of the executive officers is as follows:

         Andrew Baker, Chairman and CEO*                       $1,216,512
         Richard Michaelson, CFO                                 $480,000
         Brian Cass, President and Managing Director*          $1,216,512
         Julian Griffiths, Director of Operations*               $486,605
         Mark Bibi, Secretary and General Counsel                $360,000

          * Payments to Messrs. Baker, Cass and Griffiths are made in UK pounds sterling. For purposes of estimating these payments in US dollars, an exchange rate of (pound)1.00 = $1.8432 has been used.

         2.    Senior Management Stock Options/Stock Grants

         At its meeting on December 6, 2006, the Committee (a) authorized the reservation of an additional 750,000 shares of common stock for issuance under the EIP (both at that meeting and in the future) and (b) approved the grant under the EIP to members of senior management of LSR of stock options to acquire an aggregate of 480,000 shares of Common Stock, including the following grants to executive officers: options to acquire 100,000 shares to Andrew Baker, Chairman and CEO; options to acquire 100,000 shares to Brian Cass, President and Managing Director; options to acquire 50,000 shares to Julian Griffiths, Director of Operations; and options to acquire 100,000 shares to Mark Bibi, General Counsel and Secretary of LSR. The exercise price of such options was $9.95 per share, the average daily high price for the five trading days ending on the date of the December 6 Compensation Committee meeting. Such options vest one half on December 31, 2008 and one half on December 31, 2009. The Committee also approved at that meeting the grant of 50,000 shares of Common Stock to each of Richard Michaelson, CFO and Mark Bibi, General Counsel and Secretary.

Health and Welfare Benefits

The Company provides its executive officers with benefits that are intended to be a part of a competitive total compensation package that provides health and welfare and retirement programs comparable to those provided to employees and executives at other companies in the CRO industry. Except as specifically noted below, executive officers participate in the Company's health, life insurance and welfare programs on the same relative basis as other LSR employees.

Pension, Insurance and Savings Plans

The Company provides its executive officers with benefits that are intended to be a part of a competitive total compensation package that provides retirement and savings programs comparable to those provided to employees and executives at other companies in the CRO industry and the general market. The benefit plan descriptions below and accompanying tables provided in the "Summary Compensation Table", and "Pension Benefits Table" provides an explanation of the major features of the Company's employee benefit plans.

Pension Plans - Andrew Baker and Brian Cass each receives pursuant to his employment agreement an annual contribution to his private pension arrangements equivalent to 33% of his base annual salary. Julian Griffiths receives an annual contribution to his private pension arrangements equivalent to 20% of this base annual salary. LSR does not offer any pension plans to US employees, so neither Richard Michaelson nor Mark Bibi has any pension plan.

Insurance Plans - Richard Michaelson receives pursuant to his employment agreement reimbursement for $1 million of term life insurance, and supplemental long term care insurance coverage. Andrew Baker receives pursuant to his employment agreement reimbursement for his life insurance premiums.

Medical Plans - Andrew Baker receives pursuant of his employment agreement reimbursement for his private medical insurance.

Savings Plans - The Company provides executive officers in the U.S. the opportunity to participate along with all other U.S. employees in the Huntingdon Life Sciences Savings and Investment (the "401(k) Plan") a tax-qualified broad-based employee savings plan. Employee contributions up to 15% of pre-tax annual compensation are permitted up to dollar limits established annually by the Internal Revenue Service ("IRS"). The Company contributes 75% of employee contributions up to a maximum of 6%.

Perquisites

Relocation Allowance - The Company provides Andrew Baker and Brian Cass each a relocation allowance of (pound)2,000 per month.

Car Allowance - The Company provides executive officers with the following car allowances: (pound)1,000 per month to Messrs. Baker and Cass, (pound)750 per month to Mr. Griffiths, and $1,000 per month to Messrs. Michaelson and Bibi.

Tax Preparation Fees - The Company paid tax preparation fees in 2006 for Messrs. Michaelson and Bibi in the amount of $1,362 for Mr. Michaelson and $1,356 for Mr. Bibi.

Club Fees - The Company paid $1,342 for membership fees for a luncheon club that provides Manhattan meeting space for the use of Richard Michaelson.

Gasoline expenses - The Company paid the gasoline expenses for Messrs. Cass and Griffiths in the amount of $9,111 for Mr. Cass and $3,287 for Mr. Griffiths.

Employment Agreements

Andrew Baker

The services of Mr. Baker are provided for not less than 100 days per year through a management services contract between Huntingdon and Focused Healthcare Partners ("FHP"), an investment firm controlled by Mr. Baker. Under the contract, FHP agrees to provide the services of Mr. Baker as Chairman and CEO of the Company. The management services contract will continue until terminated on 12 months' written notice from either party.

Under the management services contract FHP was paid during 2006 an annual fee of (pound)330,000. Mr. Baker receives health and medical insurance benefits from the Company. Mr. Baker receives contributions to his private pension arrangements, equivalent to 33 percent of this basic annual fee. He is also entitled to a non-pensionable car allowance of (pound)1,000 per month and (pound)2,000 per month as a relocation allowance. The management services contract may be terminated if either FHP or Mr. Baker is guilty of serious misconduct or is in material breach of the terms of the contract, among other reasons. In the event of termination without "cause" following a "change in control", as defined, FHP would receive a payment equal to 2.99 times this annualized fee plus an amount equal to 2.99 times all incentive compensation earned or received by FHP or Mr. Baker during the 12 months prior to termination.

Both FHP and Mr. Baker are bound by confidentiality restrictions and a restriction preventing Mr. Baker from holding any interests conflicting with those of the Company, without the Company's consent. Mr. Baker has undertaken to the Company that, during the continuance of the management services contract, he will not without the prior consent of the Company, be concerned or interested in any business, which competes or conflicts with the business of the Company.


Richard Michaelson

The services of Mr. Michaelson are provided through a service agreement between him and Huntingdon Life Sciences Inc. (a wholly owned subsidiary of the Company). The service agreement appoints Mr. Michaelson as Chief Financial Officer of the Company. Mr. Michaelson's service agreement will continue until terminated by Mr. Michaelson on thirty days' written notice or by Huntingdon Life Sciences Inc. on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr. Michaelson would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Michaelson during the 12 months prior to termination.

Mr. Michaelson received during 2006 an annual salary of $300,000 gross, and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance, long term care insurance, and participation in the 401(k) Plan of Huntingdon Life Sciences Inc. Mr. Michaelson's service agreement also provides for the payment of a bonus to Mr. Michaelson in the absolute discretion of the Company's Board. In addition, Mr. Michaelson is entitled to a car allowance of $1,000 gross per month.

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


Brian Cass

The services of Mr. Cass are provided through a service agreement between Huntingdon Life Sciences Limited (a wholly owned subsidiary of the Company) and Mr. Cass, which appoints Mr. Cass as President/Managing Director of the Company. Mr. Cass' service agreement can be terminated on two years' written notice from either party.

Mr. Cass received during 2006 a gross salary of (pound)330,000 per annum. Under the service agreement, Mr. Cass is also entitled to health insurance, life insurance, personal accident insurance and medical expenses insurance. Mr. Cass receives contributions to his private pension arrangements, equivalent to 33 percent of his basic annual salary. He is also entitled to a non-pensionable car allowance of (pound)1,000 gross per month and (pound)2,000 per month as relocation allowance. Mr. Cass' service agreement also provides for payment to Mr. Cass of a bonus, in the absolute discretion of the Company's Board. In the event of termination without "cause" following a "change in control", as defined, Mr. Cass would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Cass during the 12 months prior to termination.

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


Julian Griffiths

The services of Mr. Griffiths are provided through a service agreement between him and Huntingdon Life Sciences Limited (a wholly owned subsidiary of the Company). The service agreement appointed Mr. Griffiths as Finance Director of Huntingdon and he now holds the position of Vice President of Operations. Mr. Griffiths' service agreement will continue until terminated by Mr. Griffiths on six months' written notice or by Huntingdon Life Sciences Limited on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr. Griffiths would receive a payment equal to 2.99 times is annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Griffiths during the 12 months prior to termination.

Mr. Griffiths received during 2006 an annual salary of (pound)165,000 gross and is entitled to permanent health insurance, life insurance, personal accident insurance, medical expenses insurance and pension benefits. Mr. Griffiths receives contributions to his private pension arrangements, equivalent to 20 percent of his basic annual salary. Mr. Griffiths' service agreement also provides for the payment of a bonus to Mr. Griffiths in the absolute discretion of the Company's Board.

In addition, Mr. Griffiths is entitled to a non-pensionable car allowance of (pound)750 gross per month.

The agreement may be terminated if Mr. Griffiths is guilty of serious misconduct or is in material breach of the terms of the service agreement, amongst other reasons.

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


Mark Bibi

The services of Mr. Bibi are provided through a service agreement between him and Huntingdon Life Sciences Inc. (a wholly owned subsidiary of the Company). The service agreement appointed Mr. Bibi as General Counsel and Secretary of Huntingdon Life Sciences Inc. and he now also serves as the Company's General Counsel and Secretary. Mr. Bibi's service agreement will continue until terminated by Mr. Bibi on thirty days' written notice or by Huntingdon Life Sciences Inc. on 12 months' written notice. In the event of termination without "cause" following a "change in control", as defined, Mr. Bibi would receive a payment equal to 2.99 times his annual salary plus an amount equal to 2.99 times all incentive compensation earned or received by Mr. Bibi during the 12 months prior to termination.

Mr. Bibi received an annual salary in 2006 of $300,000 gross and is entitled to health insurance, life insurance, personal accident insurance, medical expenses insurance and participation in the 401(k) Plan of Huntingdon Life Sciences Inc.

Mr. Bibi's service agreement also provides for the payment of a bonus to Mr. Bibi in the absolute discretion of the Company's Board.

In addition, Mr. Bibi is entitled to a car allowance of $1,000 gross per month.

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

Compensation of the Chief Executive Officer

In connection with the review of the Chief Executive Officer's annual salary for 2006, the Compensation Committee reviewed, among other things, the report that compared Mr. Baker's total compensation to that of peer company CEOs. The Committee also considered certain key goals for 2006, including refinancing the Bonds and certain unique challenges faced by the Company (most notably the animal rights extremist campaign against the Company) that makes Mr. Baker's successful performance all the more notable.

For 2006, Mr. Baker's base salary was (pound)330,000. In March 2006 he received an annual bonus for achievement of 2005 financial goals of (pound)165,000, which he was paid in 31,493 shares of LSR common stock. He also received in March 2006 a special bonus of (pound)82,500 in consideration for his role in the successful refinancing of the Bonds. In December 2006 the Compensation Committee awarded Mr. Baker 100,000 stock options at an exercise price of $9.95 per share (equal to the average of the highest daily stock price of LSR common stock for the five trading days ending on the grant date), which options vest 50% on December 31, 2008 and 50% on December 31, 2009. When viewed in combination, his 2006 base salary plus actual annual incentive compensation was $1,644,470.

Accounting and Tax Treatments of the Elements of Compensation

The Company accounts for stock-based awards, including stock options and stock awards, as provided in FAS123(R).

The Compensation Committee considers the potential impact of IRC Section 162(m) on compensation decisions. Section 162(m) disallows a tax deduction by the Company for individual executive compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other four highest compensated senior executive officers, other than compensation that is performance-based under a plan that is approved by the stockholders of the Company and that meets certain other technical requirements. The Committee's approach with respect to qualifying compensation paid to executive officers for tax deductibility purposes is that executive compensation plans will generally be designed considering a number of factors, including tax deductibility. However, non-deductible compensation may still be paid to executive officers when necessary for competitive reasons, to attract or retain a key executive, to enable the company to retain flexibility in maximizing its pay for performance philosophy, or where achieving maximum tax deductibility would not be in the best interest of the Company.

Post-Employment Compensation

Each of the Company's named executive officers is party to an employment agreement that specifies the payment of certain post-employment compensation. In the event their employment terminates other than for cause (and not in connection with a change of control of the Company), Messrs. Baker, Michaelson, Griffiths and Bibi would continue to receive their base compensation for a period of 12 months, and Mr. Cass for a period of 24 months. If their employment is terminated without cause following a change in control, each of Messrs. Baker, Cass, Michaelson, Griffiths and Bibi would receive a payment equal to
2.99 times base compensation plus an amount equal to 2.99 times all incentive compensation earned during the 12 months prior to termination.

Set forth below are the total amounts payable in the event of termination without a change in control and with a change in control:

                                   Without a change in control                  With a change in control

                               Base          Incentive                        Base           Incentive
                           compensation    compensation       Total       compensation     compensation       Total
                               ($)              ($)            ($)             ($)              ($)            ($)
Andrew Baker                   608,256           -            608,256       1,818,685          454,671      2,273,356
Richard Michaelson             300,000           -            300,000         897,000        1,487,525      2,384,525
Brian Cass                  1,216,512            -          1,216,512       1,818,685          454,671      2,273,356
Julian Griffiths               304,128           -            304,128         909,343          113,668      1,023,011
Mark Bibi                      300,000           -            300,000         897,000        1,487,525      2,384,525

The above table values are calculated using the 2006 base compensation and the 2006 incentive compensation earned during 2006, converted at a rate of $1.8432 for Messrs. Baker, Cass and Griffiths, who are paid in UK Pounds Sterling.

Compensation tables follow on the subsequent pages.

Summary Compensation Table

                                                                                            Change in Pension
                                                                                                Value and
                                                                                  Non-Equity   Non-qualified
                                                                                  Incentive      Deferred
                                                          Stock       Option         Plan      Compensation   All Other
Name and Principal       Year     Salary      Bonus       Awards      Awards   Compensation      Earnings    Compensation    Total
Position
                                     ($)        ($)         ($)         ($)          ($)         ($)            ($)        ($)
Andrew Baker              2006     608,256    152,064        -        831,970         -           -           296,173     1,888,463
Chairman and Chief
Executive Officer

Richard Michaelson        2006     300,000     37,500     460,000        -            -           -           45,082        842,582
Chief Financial Officer
and Secretary

Brian Cass                2006     608,256    152,064        -        831,970         -           -           287,506     1,879,796
President

Julian Griffiths          2006     304,128     38,016        -        415,985         -           -           85,059        843,188
Vice President of
Operations

Mark Bibi                 2006     300,000     37,500     460,000     831,970         -           -           23,076      1,652,546
General Counsel and
Secretary

Salary and other payments: Messrs. Baker, Cass nd Griffiths are paid in UK pounds sterling. These amounts have been converted at the rate of 2006: $1.8432.

Stock awards: The value of stock awards represents the number of shares multiplied by the closing price on the date of the award.

Options price: The options issued on December 6, 2006 had an exercise price of $9.95 per share, the average daily high price for the five trading days ending on December 6, 2006.

Options - fair value: The fair value of the options were estimated using a Black-Scholes option pricing model, with the assumptions; expected dividend yield of stock at 0%; expected volatility of stock 161.50%; risk-free interest rate 4.48% and the weighted average expected term on the options of 6.28 years.

All other compensation:
Andrew   Baker:   Included   within  `All  Other   Compensation'   were  pension
contributions of $200,724, medical insurance of $16,284, life insurance of $12,810, a car allowance of $22,118 and a relocation allowance of $44,237.

Richard Michaelson: Included within `All Other Compensation' were insurance of $26,810 and a car allowance of $12,000.

Brian Cass: Included within `All Other Compensation' were pension contributions of $200,724, a car allowance of $22,118 and a relocation allowance of $44,237. Julian Griffiths: Included within `All Other Compensation' were pension contributions of $60,826 and a car allowance of $16,589.

Mark Bibi: Included within `All Other Compensation' was a $12,000 car allowance.

Grants of Plan-Based Awards Table






                                                       Estimated Future Payouts Under          Estimated Future Payouts Under
                                                      Non-Equity Incentive Plan Awards          Equity Incentive Plan Awards

                                                     Minimum        Middle       Maximum
                                                    Threshold     Threshold     Threshold    Threshold    Target
            Name                  Grant Date           ($)           ($)           ($)          ($)          ($)     Maximum ($)

Andrew Baker
2007 Annual Bonus Plan           December 6, 2006    304,128       608,256       912,384         -            -           -
2007 LTIP                        December 6, 2006   1,216,512     1,216,512     1,216,512        -            -           -
Options                          December 6, 2006       -             -             -            -            -           -

Richard Michaelson
2007 Annual Bonus Plan           December 6, 2006     75,000       150,000       225,000         -            -           -
2007 LTIP                        December 6, 2006    480,000       480,000       480,000         -            -           -
Management shares                December 6, 2006       -             -             -            -            -           -

Brian Cass
2007 Annual Bonus Plan           December 6, 2006    304,128       608,256       912,384         -            -           -
2007 LTIP                        December 6, 2006   1,216,512     1,216,512     1,216,512        -            -           -
Options                          December 6, 2006       -             -             -            -            -           -

Julian Griffiths
2007 Annual Bonus Plan           December 6, 2006     76,032       152,064       228,096         -            -           -
2007 LTIP                        December 6, 2006    486,605       486,605       486,605         -            -           -
Options                          December 6, 2006       -             -             -            -            -           -

Mark Bibi
2007 Annual Bonus Plan           December 6, 2006     75,000       150,000       225,000         -            -           -
2007 LTIP                        December 6, 2006    360,000       360,000       360,000         -            -           -
Options                          December 6, 2006       -             -             -            -            -           -
Management shares                December 6, 2006       -             -             -            -            -           -



Grants of Plan-Based Awards Table (Cont'd)
                                                       All Other      All Other                     Grant
                                                        Stock          Option                      Date Fair
                                                       Awards:         Awards:       Exercise      Value of
                                                      Number of      Number of       or Base        Stock
                                                      Securities    Securities      Price of         and
                                                      Underlying    Underlying       Option        Option
                                                       Options        Options        Awards        Awards
Name                            Grant Date                (#)           (#)          ($/Sh)         ($)
Andrew Baker
2007 Annual Bonus Plan          December 6, 2006          -             -               -            -
2007 LTIP                       December 6, 2006          -             -               -            -
Options                         December 6, 2006          -          100,000           8.32       831,970

Richard Michaelson
2007 Annual Bonus Plan          December 6, 2006          -             -               -            -
2007 LTIP                       December 6, 2006          -             -               -            -
Management shares               December 6, 2006       50,000           -              9.20       460,000

Brian Cass
2007 Annual Bonus Plan          December 6, 2006         -              -               -            -
2007 LTIP                       December 6, 2006         -              -               -            -
Options                         December 6, 2006         -            100,000          8.32       831.970

Julian Griffiths
2007 Annual Bonus Plan          December 6, 2006         -              -               -            -
2007 LTIP                       December 6, 2006         -              -               -            -
Options                         December 6, 2006         -             50,000          8.32       415,985

Mark Bibi
2007 Annual Bonus Plan          December 6, 2006         -              -               -            -
2007 LTIP                       December 6, 2006         -              -               -            -
Options                         December 6, 2006         -            100,000          8.32       831,970
Management shares               December 6, 2006        50,000          -              9.20       460,000


The options issued on December 6, 2006 had an exercise price of $9.95 per share, the average daily high price for the five trading days ending on December 6, 2006. The fair value of the options were estimated using a Black-Scholes option pricing model, with the assumptions; expected dividend yield of stock at 0%; expected volatility of stock 161.50%; risk-free interest rate 4.48% and the weighted average expected term on the options of 6.28 years.



Outstanding Equity Awards at Fiscal Year-End Table


                                                             Option Awards

                                                             Equity Incentive
                            Number of         Number of        Plan Awards:
                           Securities        Securities          Number of
                           Underlying        Underlying         Securities
                           Unexercised       Unexercised        Underlying      Option
                             Options           Options          Unexercised     Exercise
                          (Exercisable)    (Unexercisable)   Unearned Options     Price      Option Expiration
         Name                  (#)               (#)                (#)            ($)             Date

Andrew Baker                 200,000                                 -            $1.50        March 1, 2012
                                               55,500                -            $3.30        June 1, 2014
                                               100,000               -            $9.95      December 6, 2016

Richard Michaelson           90,000                                  -            $1.50        March 1, 2012
                                               30,303                -            $3.30        June 1, 2014

Brian Cass                   200,000                                 -            $1.50        March 1, 2012
                                               55,500                -            $3.30        June 1, 2014
                                               100,000               -            $9.95      December 6, 2016

Julian Griffiths             60,000                                  -            $1.50        March 1, 2012
                                               27,750                -            $3.30        June 1, 2014
                                               50,000                -            $9.95      December 6, 2016

Mark Bibi                    50,000                                  -            $1.50        March 1, 2012
                                               20,455                -            $3.30        June 1, 2014
                                               100,000               -            $9.95      December 6, 2016


Outstanding Equity Awards at Fiscal Year-End Table (Cont'd)

                                                                        Stock Awards
                                                                                               Equity Incentive Plan
                                                                          Equity Incentive       Awards: Market or
                                                                          Plan Awards: Number    Payout Value of
                                                  Market Value of         of Unearned Shares,     Unearned Shares,
                           Number of Shares or    Shares or Units of       Units or Other         Units or Other
                           Units of Stock That    Stock That Have Not    Rights That Have Not   Rights That Have Not
                             Have Not Vested             Vested                 Vested                 Vested
Name                               (#)                    ($)                     (#)                    ($)

Andrew Baker                        -                      -                       -                      -
Richard Michaelson                  -                      -                       -                      -
Brian Cass                          -                      -                       -                      -
Julian Griffiths                    -                      -                       -                      -
Mark Bibi                           -                      -                       -                      -





Option Exercises and Stock Vested Table

                                         Options Awards                         Stock Awards
                                   Number of
                                    Shares
                                  Acquired on    Value Realized      Number of Shares      Value Realized
             Name                  Exercise        on Exercise     Acquired on Vesting       on Vesting
                                      (#)              ($)                 (#)                  ($)

Andrew Baker                           -                -                 31,493              289,736

Richard Michaelson                     -                -                 58,152              534,998

Brian Cass                             -                -                 31,493              289,736

Julian Griffiths                       -                -                 4,076                37,499

Mark Bibi                              -                -                 58,152              534,998

The aggregate number of stock awards and option awards held by each director at fiscal year-end


                           Option Awards            Share Awards
Andrew Baker                   355,500                 31,493
Brian Cass                     355,500                 31,493
Gabor Balthazar                22,500                  2,500
Yaya Sesay                      2,500                  2,500
Afonso Junqueiras               2,500                  2,500



Summary Compensation Table for Non-Executive Directors

                                                                                     Change in
                                                                                   Pension Value
                                                                                        and
                              Fees                                                 Non-qualified
                              Earned or                            Non-Equity         Deferred
                              Paid in     Stock      Option      Incentive Plan     Compensation       All Other
Name and Principal               Cash      Awards      Awards     Compensation        Earnings        Compensation      Total
     Position         Year       ($)         ($)        ($)            ($)              ($)               ($)            ($)

Gabor Balthazar       2006      44,237     26,875      23,668           -                -                 -            94,780

Yaya Sesay            2006      27,500     26,875      23,668           -                -                 -            78,043

Afonso Junqueiras     2006      25,000     26,875      23,668           -                -                 -            75,543


Audit Committee

The Audit Committee of the Board of Directors of LSR is authorized to retain and evaluate the Company's independent accountants; to review and approve any major changes in accounting policy; to review the arrangements for, scope and results of the independent audit; to review and approve the scope of non-audit services to be performed by independent accountants and to consider the possible effect on the independence of the accountants; to review the effectiveness of internal auditing procedures and personnel; to review LSR's policies and procedures for compliance with disclosure requirements with respect to conflicts of interest and for prevention of unethical, questionable or illegal payments; and to take other such actions as the Board shall from time to time so authorize. Messrs. Balthazar, Junqueiras and Sesay comprise the Audit Committee. Mr. Balthazar serves as Chairman. The Board of Directors has determined that Mr. Balthazar meets the definition of "audit committee financial expert" as such term is defined under the SEC rules. Each member of the Audit Committee is considered to be an independent director.

The Audit Committee operates under a written charter adopted by the Board of Directors that is posted on the Company's web site.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee was comprised during 2006 of Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. Mr. Balthazar served as Chairman. That composition remains the same currently. None of such persons was during 2006 or currently is or prior to 2006 was an officer or employee of the Company. None of such persons had any relationship requiring disclosure under Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis ("CD&A") contained elsewhere in this Form 10-K with the Company's management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Form 10-K

                                                Gabor Balthazar
                                                Afonso Junqueiras
                                                Yaya Sesay




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for equity compensation plans approved by LSR stockholders and equity compensation plans not approved by LSR stockholders.

                                                                                           Common shares available for
                                          Common shares to be        Weighted-average     future issuance under equity
                                        issued upon exercise of     exercise price of          compensation plans
                                          outstanding options,     outstanding options        (excluding securities
Plan Category                             warrants and rights      warrants and rights      reflected in column (a))
                                                  (a)                      (b)                         (c)

Equity  compensation plans approved by
LSR stockholders                               2,950,000                   3.72                      490,000

Equity    compensation    plans    not
approved by LSR stockholders                   1,425,000                  11.00                         -

Totals                                         4,375,000                   6.09                      490,000

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR's shares. No holdings of 5% or more have been reported by those institutions at March 7, 2007.

The table on the following page sets forth, as of March 7, 2007, certain information regarding the beneficial ownership of the shares of LSR common stock, by (a) each person or entity who is known by LSR to own beneficially 5% or more of its outstanding shares of Common Stock (none other than Mr. Baker, who is a Director and Executive Officer of LSR); (b) each Director or Executive Officer of LSR or principal subsidiary; and (c) all Directors and Executive Officers as a group.


                                                   Amount of               Nature of Beneficial    Percentage
          Name of Beneficial Owner            Beneficial Ownership              Ownership           of Class


Andrew Baker                                             1,715,202                Direct             13.4%
Chairman and Chief Executive Officer                       200,000            Vested Options          1.5%
                                                           410,914           Vested Warrants          3.1%
                                              ---------------------
                                                         2,326,116  (1)                              17.4%

Gabor Balthazar                                              2,500                Direct               *
Director                                                    21,250            Vested Options           *
                                              ---------------------
                                                            23,750                                     *

Mark Bibi                                                  156,561                Direct              1.2%
General Counsel and Secretary                               50,000            Vested Options           *
                                              ---------------------
                                                           206,561                                    1.6%

Brian Cass                                                 455,893                Direct              3.6%
President                                                  200,000            Vested Options          1.5%
                                              ---------------------
                                                           655,893                                    5.1%

Julian Griffiths                                            54,076                Direct               *
Vice President of Operations                                60,000            Vested Options           *
                                              ---------------------
                                                           114,076                                     *

Afonso Junqueiras                                            2,500                Direct               *
Director                                                     1,250            Vested Options           *
                                              ---------------------
                                                             3,750                                     *

Richard Michaelson                                         293,242                Direct              2.3%
Chief Financial Officer and Secretary                       90,000            Vested Options           *
                                              ---------------------
                                                           383,242                                    3.0%

Yaya Sesay                                                   2,500                Direct               *
Director                                                     1,250            Vested Options           *
                                              ---------------------
                                                             3,750                                     *

All Directors and Executive Officers as a
group (8 persons)                                        3,717,138                                   26.9%

* Signifies less than 1%. All percentages calculated on the basis of 12,781,077 outstanding shares of Voting Common Stock outstanding at March 7, 2007. Shares subject to issuance upon presently exercisable options or warrants
  are  included  in  the  number  of  outstanding   shares  for  purposes  of
  calculating that holder's percentage interest, as well as the aggregate percentage interest of all Directors and Executive Officers as a group.

(1) - 1,604,001 of such shares are beneficially owned by Focused Healthcare Partners Ltd, a Bahamas corporation that is controlled by Mr. Baker. 490,914 of such shares (including the 410,914 shares subject to presently exercisable warrants noted above) are beneficially owned by Focused Healthcare Partners LLC, a New Jersey limited liability company that is controlled by Mr. Baker.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) Brian Cass, President and Managing Director of LSR, acquired 400,000 shares of LSR Common Stock in the Private Placement. Mr. Cass acquired such shares through the delivery of two promissory notes. Both such promissory notes, each in the amount of (pound)211,679 ($414,000), were due on March 28, 2007; bearing interest at the rate of 5% per annum; and were secured by the 200,000 shares of LSR Common Stock purchased with the proceeds of each such loan. Repayment of one of the promissory notes was made by automatic deduction of (pound)44,000 ($86,000) per year from the (pound)66,000 ($129,000) per year pension contribution made by the Company to a pension plan established by Mr. Cass. The other note was further collateralized by the (pound)214,500 ($420,000) accrued in such pension account. In addition, one-third of any yearly bonus received by Mr. Cass was used to reduce the principal of the promissory notes. Both promissory notes were repaid in full in 2006.

(2) On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively "Alconbury") for the sale and leaseback of the Company's three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the "Sale/Leaseback Transaction"). Alconbury is a newly formed company controlled by LSR's Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury agreed to make a best effort to repay within twelve months.

(3) In 2005, Alconbury received an interest free loan of $250,000, which was included in accrued expenses and other liabilities, from Andrew Baker, LSR's Chairman and CEO.

Corporate Governance

The Board considers each of Gabor Balthazar, Afonso Junqueiras and Yaya Sesay to be independent under the Independence Standards of NYSE Arca, the national securities exchange on which LSR Voting Common Stock is listed and traded. NYSE Arca requires a majority of independent directors to serve on the audit and compensation committees and the Company complies with that requirement; in fact, the Company's audit, compensation and nominating and corporate governance committees are comprised entirely of independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $592,000 in 2006 and $604,000 in 2005, including fees associated with the annual audit and the audit of internal control over financial reporting and the reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $47,000 in 2006 and $92,000 in 2005. Audit-related services principally include consultation on tax and accounting issues related to a sale leaseback transaction, consultation on other accounting and internal control matters, including Sarbanes-Oxley requirements and other attest services.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $47,000 in 2006 and $25,000 in 2005.

All Other Fees

Hugh Scott, P.C. did not provide any services not described above in 2006 and 2005.

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

2.  Index to Financial Statements

          Life Sciences Research, Inc.

          Management Report on Consolidated Financial Statements and Internal Control

          Independent Auditors Report on Internal Control over Financial
          Reporting

     Independent Auditors' Report

     Consolidated Statements of Operations- Years ended
     December 31, 2006, 2005, and 2004

     Consolidated Balance Sheets - December 31, 2006 and 2005

     Consolidated Statements of Changes in Shareholders' (Deficit)/Equity and Comprehensive Income/(Loss) Years ended December 31, 2006, 2005, and 2004

     Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005, and 2004

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

10.6 A letter of appointment dated March 21, 2000 between HLS and Mr. G Balthazar. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.7 Option  Deed  dated   September  2,  1998  between  HLS  and  Andrew  Baker
     INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.8 Registrant's 2001 Equity Incentive Plan. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.9 Loan Facility Letter, dated September 25, 2000, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.10 Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.11 Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.12 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.13 Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.14 Warrant, dated October 9, 2001, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.15 Form of Director's Irrevocable Undertaking. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.16 Inducement Agreement, dated October 9, 2001 between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.17 Warrant, dated June 11, 2002, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT'S PROXY STATEMENT ON SCHEDULE 14A, DATED MAY 10, 2002.

10.18 Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Richard Michaelson. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.19 Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Mark Bibi INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.20 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences, Inc. and Richard Michaelson, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.21 Amendment No. 1 to Service Agreement between Huntingdon Life Sciences Limited and Brian Cass, dated as of April 15, 2002 INCORPORATED BY
     REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.22 Amendment No. 1 to Service Agreement between Huntingdon life Sciences Limited and Julian Griffiths, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.23 Amendment No. 2 to Management Services Agreement between Huntingdon Life Sciences Group plc and Focused Healthcare Partners, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.24 Financing Agreement between Huntingdon Life Sciences Limited and the Lenders thereto, dated as of March 1, 2006 INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2006.

21.1 Subsidiaries - FILED HEREWITH

31.1 Certification of Chief Executive Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

31.2 Certification of Chief Financial Officer pursuant to SEC Rule 13(a) - 14(a). FILED HEREWITH

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

99.1 Press Release dated March 9, 2007, announcing fourth quarter and full year 2006 results. FILED HEREWITH

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Life Sciences Research Inc.
                                  (Registrant)



By:      /s/ Andrew Baker
Name:    Andrew Baker
Title:   Chairman and Chief Executive Officer and Director -
         Principal Executive Officer
Date:    March 14, 2007


By:      /s/ Richard Michaelson
Name:    Richard Michaelson
Title:   CFO - Principal Financial and Accounting Officer
Date:    March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                 Date

/s/ Gabor Balthazar        Director              March 14, 2007
Gabor Balthazar

/s/ Brian Cass             Director              March 14, 2007
Brian Cass

/s/ Afonso Junqueiras      Director              March 14, 2007
Afonso Junqueiras

/s/ Yaya Sesay             Director              March 14, 2007
Yaya Sesay