Form 10-Q
period 2007-03-31
LIFE SCIENCES RESEARCH INC
filed 2007-05-08
CIK 1158833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649-9961

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of outstanding shares of each of the Issuer’s classes of common stock as of the latest practicable date.

12,815,382 shares of Voting Common Stock of $0.01 par value as of May 1, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		Page

Item 1	Financial Statements (Unaudited).

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.	3

	Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006.	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006.	5

	Notes to Condensed Consolidated Financial Statements	6 – 11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12 – 19

Item 3	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4	Controls and Procedures	20

PART II OTHER INFORMATION

Item 6	Exhibits	21

Signature		21

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	Three months ended March 31

(Dollars in thousands, except per share data)	2007	2006

Revenues	$54,297	$42,455
Cost of sales	(40,283)	(31,758)
Gross profit	14,014	10,697
Selling, general and administrative expenses	(7,795)	(6,671)
Operating income	6,219	4,026
Interest income	382	258
Interest expense	(3,460)	(2,963)
Other expense	(439)	(971)
Income before income taxes	2,702	350
Income tax benefit	752	120
Net income	$3,454	$470

Income per share
- Basic	$0.27	$0.04
- Diluted	$0.23	$0.03

Weighted average number of common stock
- Basic (000’s)	12,782	12,558
- Diluted (000’s)	15,056	14,459

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31,	December 31,
	2007	2006
ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$50,055	$44,088
Accounts receivable, net of allowance of $776 and $691 in 2007 and 2006 respectively	34,217	38,677
Unbilled receivables	17,735	17,459
Inventories	2,200	1,962
Prepaid expenses and other current assets	12,195	10,339
Total current assets	116,402	112,525

Property and equipment, net	65,476	63,630
Goodwill	1,524	1,520
Other assets	9,800	10,341
Deferred income taxes	43,435	42,563
Total assets	$236,637	$230,579

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$18,663	$16,973
Accrued payroll and other benefits	4,762	9,743
Accrued expenses and other liabilities	22,248	17,721
Short-term debt	908	889
Fees invoiced in advance	45,153	44,435
Total current liabilities	91,734	89,761

Long-term debt	89,200	89,151
Deferred gain on disposal of US property	9,027	9,107
Pension liabilities	47,754	47,652
Total liabilities	$237,715	$235,671

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at March 31, 2007: 12,798,853 (December 31, 2006: 12,775,120)	128	127
Paid in capital	96,356	95,762
Accumulated other comprehensive loss	(45,196)	(45,161)
Accumulated deficit	(52,366)	(55,820)
Total stockholders’ equity /(deficit)	(1,078)	(5,092)
Total liabilities and stockholders’ equity /(deficit)	$236,637	$230,579

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended March 31
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$3,454	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,229	2,505
Amortization of gain on disposal of US property	(80)	-
Non-cash compensation expense associated with employee stock compensation plans	558	92
Foreign exchange gain on New Financing and Capital Bonds	(110)	(461)
Foreign exchange (gain)/loss on intercompany balances	(12)	141
Deferred income tax benefit	(752)	(120)
Provision for losses on accounts receivable	85	37
Amortization of Capital Bonds issue costs	-	42
Amortization of financing costs	387	1,225
Amortization of warrants	451	87

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	2,401	(3,015)
Inventories	(234)	(223)
Accounts payable, accrued expenses and other liabilities	1,117	(1,562)
Fees invoiced in advance	616	2,125
Net cash provided by operating activities	$10,110	$1,343

Cash flows used in investing activities:
Purchase of property and equipment	(3,981)	(1,650)
Sale of property, plant and equipment	6	-
Net cash used in investing activities	$(3,975)	$(1,650)

Cash flows (used in)/provided by financing activities:
Proceeds from issuance of Voting Common Stock	35	4,338
Proceeds from long-term borrowings	-	70,000
Increase in deferred finance/other assets	-	(7,283)
Repayments of short-term borrowings	(213)	(47)
Net cash (used in)/provided by financing activities	$(178)	$67,008

Effect of exchange rate changes on cash and cash equivalents	10	(2,627)
Increase in cash and cash equivalents	5,967	64,074
Cash and cash equivalents at beginning of period	44,088	15,420
Cash and cash equivalents at end of period	$50,055	$79,494

Supplementary Disclosures
Interest paid in the period	$2,934	$2,569
Taxes paid in the period
Japan	$-	$-
US	$128	$103

Supplementary Disclosures of non-cash financing activity:
Issuance of warrants to lender	$-	$2,528
Issuance of warrants to financial advisor	$-	$1,749

See Notes to Condensed Consolidated Financial Statements.

1.	THE COMPANY AND ITS OPERATIONS

Organization

LSR was incorporated on July 19, 2001 as a Maryland corporation for the purpose of acquiring all of the outstanding stock of the UK Company Huntingdon Life Sciences Group plc and effectively re-domiciling Huntingdon from the UK to the US. That acquisition was completed in March 2002. LSR’s executive office is based at the Princeton Research Center in East Millstone, New Jersey.

2.	SIGNIFICANT ACCOUNTING POLICIES

i)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2006, 2005 and 2004 included in LSR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options vested 100% on March 31, 2007 for those executives who remain employed with the Company on that date. Options totaling 6,244 from this issuance had been forfeited, leaving the remaining balance of 356,419 vesting on March 31, 2007.

In May and June 2006, options totaling 56,400 were issued to employees. 3,750 of these 10-year options vested immediately and the remaining shares of 24,450, 3,750 and 24,450 will become fully vested in May 2007, June 2007 and May 2008 respectively. In addition in June 2006, a total of 7,500 shares of the Company’s common stock were issued to non-management directors of the Company.

In December 2006, options totaling 480,000 were issued to employees. 240,000 of these 10-year options will vest in December 2008 and the remaining shares of 240,000 will become fully vested in December 2009. In addition in December 2006, a total of 100,000 shares of the Company’s common stock were awarded to two of the executive officers of the Company (50,000 each to Richard Michaelson and Mark Bibi).

Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123R, “Share-Based Payment,” utilizing the “modified prospective” method as described in FAS No. 123R. FAS No. 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”.

In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At March 31, 2007, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $3.6 million compared to $0.3 million in March 31, 2006, and a total weighted average remaining term of 7.43 years compared to 8.21 years in the same period in 2006. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, resulted in the non-cash FAS123 stock option expense was $0.6 million during the three month period ended March 31, 2007 compared to $0.1 million in the same period in 2006. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income Per Common Share and Diluted Net Income Per Common Share by $0.04 during the first quarter of 2007 compared to $0.01 for the same period in 2006.

There were no grants of stock options during the three months ended March 31, 2007 or March 31, 2006. The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed during the three month period ended March 31, 2007 and 2006:

	Three months ended March 31
	FAS No. 123R Expense	FAS No. 123 Expense
	2007	2006

Expected dividend yield of stock	0%	0%
Expected volatility of stock, range	49.4% - 130.80%	49.4% - 55.9%
Risk-free interest rate, range	4.71% - 4.98%	3.90% - 4.71%

Expected term of options	5-10 years	10 years

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company has adopted FIN48 on January 1, 2007 and does not believe its adoption will result in a material cumulative effect adjustment.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in the Company recording the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on its results of financial operations or financial position.

3.SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company’s net revenues and operating income by segment for the three month period ended March 31, 2007 and March 31, 2006 is as follows:

	Three months ended March 31
	2007	2006
(Dollars in thousands)

Net revenues
UK	$43,296	$33,181
US	11,001	9,274
Corporate	-	-
	$54,297	$42,455

Operating income
UK	$7,005	$4,365
US	1,225	1,149
Corporate	(2,011)	(1,488)
	$6,219	$4,026

4.	REFINANCING

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focused Healthcare Partners (“FHP”) ($0.3 million) and $825,000 was paid with promissory notes. The promissory notes were repaid in full in 2006.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury’s obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors (the “Committee”) was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR’s senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the Committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company’s operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its £22.6 million non-bank debt (approximately $41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the “deconsolidation” of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease.

Due to the consolidation resulting from the Company’s adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company’s financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury, the Company did not reflect this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

On March 2, 2006, the Company entered into a $70 million loan (the “New Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement.

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

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

Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

5.	COMMITMENTS AND CONTINGENCIES

(i)

The Company is party to certain legal actions arising out of the normal course of its business. In management’s opinion, none of these actions will have a material effect on the Company’s operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

(ii)

The Compensation Committee approved and adopted at its December 6, 2006 meeting the 2007 Long Term Incentive Plan (the “2007 LTIP”), which provides for awards of cash compensation to executive officers and other members of the senior management team if certain performance goals are achieved during the 2007-2009 performance period. The Compensation Committee established a specific level of operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger such awards. The aggregate amount payable to all participants under the 2007 LTIP if the threshold performance level is achieved is approximately $5 million.

Management will be ratably accruing, as compensation expense, an amount equal to the estimated cash bonus that would be payable over the performance period during which the specified performance goals are achieved. Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	RESULTS OF OPERATIONS

a)	Three months ended March 31, 2007 compared with three months ended March 31, 2006.

Net revenues for the three months ended March 31, 2007 were $54.3 million, an increase of 27.9% on net revenues of $42.5 million for the three months ended March 31, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 17.4%; with the UK showing a 16.3% increase and the US a 21.4% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 12 months.

Cost of sales for the three months ended March 31, 2007 were $40.3 million (74.2% of revenue), an increase of 26.8% on cost of sales of $31.8 million (74.8% of revenue) for the three months ended March 31, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 16.5%. The decrease in cost of sales as a percentage of revenue was due to a reduction of 160 basis points in labor costs as a percentage of revenue offset by an increase of 100 basis points in direct study costs as a percentage of revenues. The reduction in labor costs was due to the improved labor efficiency as revenues increased offset in part by higher share option costs. The increase in direct study costs was due to high start up costs associated with the change in study mix.

Selling, general and administrative expenses (SG&A) increased by 16.8% to $7.8 million for the three months ended March 31, 2007 from $6.7 million in the corresponding period in 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 13.1%. The increase in costs was due labor and recruitment costs associated with an expansion in the number of sales staff and non-cash FAS123 charges associated with management share options.

Net interest expense increased by 13.8% to $3.1 million for the three months ended March 31, 2007 from $2.7 million for the three months ended March 31, 2006. Of the increase of $0.4 million, $0.9 million relates to interest associated with the additional principal being borrowed and the higher interest rate of the New Financing along with $0.5 million of Alconbury capital lease interest and a further $0.1 million related to additional non-cash warrant amortization, offset by an interest expense saving of $1.1 million following the deconsolidation of Alconbury.

Other expenses of $0.4 million for the three months ended March 31, 2007 comprised, non-cash finance arrangement fees of $0.5 million, offset by $0.1 million from the non-cash foreign exchange re-measurement gain on the New Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling). In the three months ended March 31, 2006 there was other expense of $1.0 million which was comprised of finance arrangement fees of $1.3 million, and other exchange losses of $0.2 million, offset by $0.5 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds denominated in US dollars.

Income tax benefit for the three months ended March 31, 2007 was $0.8 million compared to $0.1 million for the three months ended March 31, 2006. Research and development tax credits in the UK increased the tax benefit for the three months ended March 31, 2007 by $1.6 million offset by non tax deductible finance expenses of $0.1 million. For the three months ended March 31, 2006 UK research and development tax credits increased the tax benefit by $1.1 million offset by a foreign tax rate differential of $0.6 million and disallowable interest of $0.3 million. Net operating losses are $85.9 million at March 31, 2007; with net operating losses in the US of $11.4 million, and net operating losses in the UK of $74.5 million.

The net income for the three months ended March 31, 2007 was $3.5 million compared to $0.5 million for the three months ended March 31, 2006. The increase in the net income of $3.0 million is due to a $2.2 million increase in operating income, a decrease in non-cash finance arrangement fees of $0.8 million, and an increase in the income tax benefit of $0.6 million, offset by an increase in the net interest expense of $0.3 million, and a decrease in the non-cash foreign exchange re-measurement gain of $0.3 million.

Basic income per common share for the three months ended March 31, 2007 was 27 cents, compared to 4 cents income in the same period last year, on the weighted average common shares outstanding of 12,782,384 and

12,557,550 respectively. Diluted income per diluted share for the three months ended March 31, 2007 was 23 cents, compared to 3 cents in the same period last year.

2.	LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company’s non-bank loan of £22.6 million (approximately $43.4 million based on exchange rates at the time), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company’s real estate assets to discharge this loan. The loan was held by LSR Ltd. and was secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises were made to date.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury’s obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors (the “Committee”) was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR’s senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the Committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company’s operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its £22.6 million non-bank debt (approximately $41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Consolidated Financial Statements no longer applied and the Company has therefore reflected the “deconsolidation” of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company has recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease.

Due to the consolidation resulting from the Company’s adoption of FIN 46R, for the period of June 14, 2005 through June 29, 2006, the Company’s financial statements reflected a loan payable to an unrelated third party in the aggregate principal amount of $30 million. This loan had a maturity date of June 14, 2006, with the right to extend the term one additional year. The loan, carried an annual interest rate of 15%, was secured by first priority lien on all the assets, including the facilities, of Alconbury, and was also personally guaranteed by the owner of Alconbury. This loan was payable in twelve monthly installments of interest only, with a balloon payment of $30 million due on June 14, 2006. Alconbury refinanced this debt on a long-term basis on June 13, 2006 with an interest rate of 12%. However, due to the June 30, 2006 deconsolidation of Alconbury, the Company did not reflect this new loan on the Condensed Consolidated Balance Sheet as at June 30, 2006.

On March 2, 2006, the Company entered into the $70 million New Financing under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement.

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.

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

Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

Related Party Transactions

On June 11, 2002 LSR issued to Focused Healthcare Partners (“FHP”), an entity controlled by Andrew Baker, the Company’s Chairman and CEO, warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of a $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker. This loan was paid in full in 2002. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury. Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million. The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury’s obligation to reimburse those expenses in the future. Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction. Interest has been imputed on this loan at 15% and a discount (expense) of $2.4 million was recorded by the Company on June 14, 2005. This $2.4 million is being ratably recorded as interest income over the seven year term of the loan.

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each subsequent year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors (the “Committee”) was formed to analyze and consider the proposed Sale/Leaseback Transaction. The Committee was comprised of the three independent directors of LSR: Gabor Balthazar, Afonso Junqueiras and Yaya Sesay. The Committee retained independent legal and financial advisors to assist in its analysis. The Committee and LSR’s senior management (other than Mr. Baker) negotiated the key terms and provisions of the Sale/Leaseback Transaction with Alconbury. In evaluating the total consideration negotiated for this transaction, the Committee took into consideration an assessment and review of the levels of consideration that were proposed to be paid by independent third party bidders over the prior several years for sale/leaseback transactions of the Company’s operating facilities in transactions that were proposed and negotiated but not ultimately consummated. The Committee also obtained appraisals of the facilities from independent real estate appraisal firms and a fairness opinion from an independent investment banking firm.

Common Shares

On March 28, 2002, LSR closed the sale in a private placement of an aggregate of 5,085,334 shares of Voting Common Stock at a price of $1.50 per share. Of the aggregate proceeds of approximately $7.6 million, $4.4 million was in cash, $2.4 million represented conversion into equity of debt owed to Mr. Baker ($2.1 million) and Focus Healthcare Partners (“FHP”) ($0.3 million) and $825,000 was paid with promissory notes. The promissory notes were repaid in full in 2006.

Cash flows

During the three months ended March 31, 2007 funds generated were $6.0 million, increasing cash and cash equivalents from $44.1 million at December 31, 2006 to $50.1 million at March 31, 2007. The movement in working capital for the quarter ended March 31, 2007 was caused by the fall in DSOs representing a $6.3 million movement generated from collections related to the high invoicing in the final quarter of 2006, offset by an increase in prepayments related to advance payments for insurance and maintenance contracts.

Net days sales outstanding (“DSOs”) at March 31, 2007 were 11 days, a decrease from the 21 days at December 31, 2006, (11 days at March 31, 2006). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Over the last 5 years, DSOs at the quarter ends have varied from 4 days to 29 days so they are currently at a low range level. The impact on liquidity from a one-day change in DSO is approximately $631,000.

3.	CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with US GAAP. The Company considers the following accounting policies to be critical accounting policies.

Revenue recognition

The majority of the Company’s net revenues have been earned under contracts, which generally range in duration from a few months to three years. Revenue from these contracts is recognized over the term of the contracts as services are rendered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company’s customers either immediately or upon notice at a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early. Unbilled receivables are recorded for revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from those estimates.

Taxation

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Consolidation of Alconbury

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. Effective June 30, 2006, the requirement under FIN46R to include Alconbury in the Condensed Consolidated Financial Statements no longer applied and the Company has therefore reflected the “deconsolidation” of this entity in the financial statements. This deconsolidation required the Company to record the gain and loss associated with the sale of the properties, and recognize the associated changes in depreciation, interest, and rent expenses. In 2006 the Company has recognized a non-cash loss of $48.9 million for the sale of the UK properties, and recorded a deferred gain of $9.6 million for the US property, which is being amortized over the term of the lease.

Exchange rate fluctuations and exchange controls

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 10% of total revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis á vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in US dollars whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollar debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on March 31, 2007.

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary’s financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and capital accounts are translated at historical exchange rates and retained earnings are translated at weighted average of historical rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the accumulated comprehensive loss. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company’s cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At March 31	3 months to March 31 Average rate (1)
2005	1.7168	1.8896	1.8909
2006	1.9572	1.7346	1.7518
2007	-	1.9614	1.9529

(1)	Based on the average of the exchange rates on each day of each month during the period.

On May 1, 2007 the noon buying rate for sterling was £1.00 = $1.9993.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2007:

		Expected Maturity Date
		2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	22,499	-	-	-	-	-	22,499	22,499
	- Euro	433	-	-	-	-	-	433	433
	- Japanese Yen	3,313	-	-	-	-	-	3,313	3,313

Accounts receivable	- Pound Sterling	27,077	-	-	-	-	-	27,077	27,077
	- Euro	710	-	-	-	-	-	710	710
	- Japanese Yen	2,712	-	-	-	-	-	2,712	2,712
Capital leases	- Pound Sterling	534	526	54	-	-	8,219	9,333	9,333

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in the Company recording the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. The Company is currently in the process of evaluating SFAS 157, and has not yet determined the impact if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on its results of financial operations or financial position.

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

4.	LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management’s opinion, none of these actions will have a material effect on the Company’s operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

5.	FORWARD LOOKING STATEMENTS

Statements in this management’s discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company’s filings with the SEC, including its Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2006, each as filed with the Securities and Exchange Commission.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at March 31, 2007.

LIBOR

In the three months ended March 31, 2007, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $175,000.

Revenue

For the three months ended March 31, 2007, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2007 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended March 31, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended March 31, 2007 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II            OTHER INFORMATION

ITEM 6	EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer
Exhibit 31.2	Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
Exhibit 32.2	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

Exhibit 99.1	Press Release, dated May 7, 2007 announcing the first quarter earnings results for 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Richard Michaelson

Name:	Richard Michaelson

Title:	CFO

Date:	May 8, 2007