Form 10-Q
period 2007-06-30
LIFE SCIENCES RESEARCH INC
filed 2007-08-01
CIK 1158833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of outstanding shares of each of the Issuer’s classes of common stock as of the latest practicable date.

12,611,910 shares of Voting Common Stock of $0.01 par value as of July 30, 2007

PART I         FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three months ended June 30		Six months ended June 30

(Dollars in thousands, except per share data)	2007	2006	2007	2006

Revenues	$58,191	$47,851	$112,488	$90,306
Cost of sales	(40,411)	(35,125)	(80,694)	(66,883)

Gross profit	17,780	12,726	31,794	23,423
Selling, general and administrative expenses	(10,254)	(7,881)	(18,049)	(14,552)

Operating income	7,526	4,845	13,745	8,871
Interest income	803	273	1,185	531
Interest expense	(3,482)	(3,932)	(6,942)	(6,895)
Other income	708	2,234	269	1,263

Income before income taxes	5,555	3,420	8,257	3,770
Income tax (expense)/benefit	(46)	(2,283)	706	(2,163)

Income before loss on deconsolidation of variable interest entity	$5,509	$1,137	$8,963	$1,607
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	(20,656)	-	(20,656)

Net income/(loss)	$5,509	$(19,519)	$8,963	$(19,049)

Basic income/(loss) per share
Income before loss on deconsolidation of variable interest entity	$0.43	$0.09	$0.70	$0.13
Loss on deconsolidation of variable interest entity	-	(1.63)	-	(1.64)

Basic income/(loss) per share	$0.43	$(1.54)	$0.70	$(1.51)

Diluted income/(loss) per share:
Income before loss on deconsolidation of variable interest entity	$0.36	$0.08	$0.59	$0.11
Loss on deconsolidation of variable interest entity	-	(1.42)	-	(1.42)

Diluted income/(loss) per share	$0.36	$(1.34)	$0.59	$(1.31)

Weighted average number of common stock
- Basic (000’s)	12,775	12,653	12,779	12,606
- Diluted (000’s)	15,131	14,533	15,073	14,500

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	June 30,	December 31,
	2007	2006
ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$49,647	$44,088
Accounts receivable, net of allowance of $543 and $691 in 2007 and 2006 respectively	37,739	38,677
Unbilled receivables	19,384	17,459
Inventories	2,115	1,962
Prepaid expenses and other current assets	12,626	10,339

Total current assets	121,511	112,525

Property and equipment, net	68,863	63,630
Goodwill	1,560	1,520
Other assets	9,430	10,341
Deferred income taxes	44,068	42,563

Total assets	$245,432	$230,579

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$17,794	$16,973
Accrued payroll and other benefits	4,942	9,743
Accrued expenses and other liabilities	22,573	17,721
Short-term debt	890	889
Fees invoiced in advance	51,602	44,435

Total current liabilities	97,801	89,761

Long-term debt	89,319	89,151
Deferred gain on disposal of US property	8,947	9,107
Pension liabilities	48,850	47,652

Total liabilities	$244,917	$235,671

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at June 30, 2007: 12,608,410 (December 31, 2006: 12,775,120)	126	127
Paid in capital	92,958	95,762
Accumulated other comprehensive loss	(45,712)	(45,161)
Accumulated deficit	(46,857)	(55,820)

Total stockholders’ equity /(deficit)	515	(5,092)

Total liabilities and stockholders’ equity /(deficit)	$245,432	$230,579

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended June 30
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income/(loss)	$8,963	$(19,049)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,545	5,113
Amortization of gain on disposal of US property	(160)	-
Non-cash compensation expense associated with employee stock compensation plans	1,023	254
Loss on deconsolidation of variable interest entity	-	42,874
Foreign exchange gain on March 2006 Financing and Capital Bonds	(1,191)	(3,743)
Foreign exchange gain on intercompany balances	(211)	(171)
Deferred income tax benefit	(706)	(20,056)
Provision for losses on accounts receivable	(148)	110
Amortization of Capital Bonds issue costs	-	70
Amortization of financing costs	782	2,672
Amortization of warrants	911	342

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(1,453)	7,871
Inventories	(100)	162
Accounts payable, accrued expenses and other liabilities	(274)	(4,614)
Fees invoiced in advance	5,975	417

Net cash provided by operating activities	$17,956	$12,252

Cash flows used in investing activities:
Purchase of property, plant and equipment	(8,676)	(4,009)
Sale of property, plant and equipment	6	-

Net cash used in investing activities	$(8,670)	$(4,009)

Cash flows (used in)/provided by financing activities:
Proceeds from issuance of Voting Common Stock	171	5,315
Proceeds from long-term borrowings	-	70,000
Increase in deferred finance/other assets	-	(8,145)
Repurchase of Voting Common Stock	(4,000)	-
Repayments of long-term borrowings	(72)	(71)
Repayments of short-term borrowings	(435)	(46,405)

Net cash (used in)/provided by financing activities	$(4,336)	$20,694

Effect of exchange rate changes on cash and cash equivalents	609	(1,527)

Increase in cash and cash equivalents	5,559	27,410
Cash and cash equivalents at beginning of period	44,088	15,420

Cash and cash equivalents at end of period	$49,647	$42,830

Supplementary Disclosures
Interest paid in the period	$5,912	$6,524
Taxes paid in the period
Japan	$-	$68
US	$138	$333

Supplementary Disclosures of non-cash financing activity:
Issuance of warrants to lender	$-	$2,528
Issuance of warrants to financial advisor	$-	$1,749

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Unaudited

1.	THE COMPANY AND ITS OPERATIONS

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2006, 2005 and 2004 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. Under the Long Term Incentive Plan (LTIP), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options vested 100% on March 31, 2007 for those executives who remained employed with the Company on that date. Options totaling 6,244 from this issuance had been forfeited, leaving the remaining balance of 356,419 vesting on March 31, 2007.

In May and June 2006, options totaling 56,400 were issued to employees. 3,750 of these 10-year options vested immediately, 24,450 and 3,750 fully vested in May and June 2007 respectively and the remaining 24,450 shares will fully vest in May 2008. In addition in June 2006, a total of 7,500 shares of the Company’s common stock were issued to non-management directors of the Company.

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

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Unaudited

At June 30, 2007, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $3.2 million compared to $0.6 million in June 30, 2006, and a total weighted average remaining term of 9.42 years compared to 8.18 years in the same period in 2006. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, resulted in the non-cash FAS123 stock option expense of $0.5 million and $1.0 million during the three and six month periods ended June 30, 2007, respectively, compared to $0.2 million and $0.3 million during the three and six month periods ended June 30, 2006, respectively. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income Per Common Share by $0.04 and $0.08 for the three and six month periods ended June 30, 2007, respectively, compared to $0.01 and $0.02 for the three and six month periods ended June 30, 2006, respectively. The impact on Diluted Net Income Per Common Share was $0.03 and $0.07 during the three and six month periods ended June 30, 2007, respectively, compared to $0.01 and $0.02 for the three and six month periods ended June 30, 2006, respectively.

There were no grants of stock options during the three and six month periods ended June 30, 2007, while the per share weighted average exercise price of the stock options granted for both the three and six month periods ended June 30, 2006 was $9.45. The per share weighted average fair value (Black Scholes value) of the stock options granted for both the three and six month periods ended June 30, 2006 was $8.47. The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed during the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30		Six months ended June 30
	FAS No. 123R Expense	FAS No. 123 Expense	FAS No. 123R Expense	FAS No. 123 Expense
	2007	2006	2007	2006

Expected dividend yield of stock	0%	0%	0%	0%
Expected volatility of stock, range	49.4% - 130.80%	49.4% - 146.4%	49.4% - 130.80%	49.4% - 146.4%
Risk-free interest rate, range	4.44% - 4.98%	3.71% - 4.98%	4.44% - 4.98%	3.71% - 4.98%

Expected term of options	5.5-10 years	5-10 years	5.5-10 years	5-10 years

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt (See Footnote No. 7 – “Subsequent Events”).

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

June 30, 2007 and 2006

Unaudited

iii)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and its adoption had no material impact leading to a material cumulative effect adjustment.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company is required to record the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company’s consolidated results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on its results of financial operations or financial position.

3.    SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses. The Company has one continuing activity, Contract Research.

The analysis of the Company's net revenues and operating income by segment for the three month and six month periods ended June 30, 2007 and June 30, 2006 is as follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

(Dollars in thousands)

Net revenues
UK US	$45,726	$37,459	$89,022	$70,640
	12,465	10,392	23,466	19,666
Corporate	-	-	-	-

	$58,191	$47,851	$112,488	$90,306

Operating income
UK	$8,179	$5,794	$15,178	$10,145
US	2,095	1,223	3,320	2,372
Corporate	(2,748)	(2,172)	(4,753)	(3,646)
	$7,526	$4,845	$13,745	$8,871

4.	REFINANCING

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date.

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

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement (See Footnote No. 7 – “Subsequent Events”).

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt (See Footnote No. 7 – “Subsequent Events”).

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

6.	LOSS ON DECONSOLIDATION OF VARIABLE INTEREST ENTITY

As described in Note 4, and in compliance with FIN 46R, the Company has included the operating results and accounts of Alconbury in its Condensed Consolidated Financial Statements since the inception of Alconbury on June 14, 2005, based on the Company being the primary beneficiary of Alconbury. On June 29, 2006 the Company determined that it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury's assets and liabilities from the Company's Condensed Consolidated Balance Sheet as of that date. The effect of removing Alconbury can be summarized as follows:

The assets and liabilities of Alconbury removed from the Condensed Consolidated Balance Sheet consists of the following:

(Dollars in thousands)
Cash	$1,436
Deferred charges	713
Accrued mortgage interest payable	(767)
Mortgage loans payable	(30,000)

Net assets (liabilities) of Alconbury	$(28,618)

Since Alconbury is now deconsolidated, the Company will also no longer be eliminating certain inter-company transactions and balances relating to its dealings with Alconbury and affecting the Condensed Consolidated Balance Sheet, as follows:

Net book value of property and equipment prior to sale-leaseback	$80,515
Net book value of property and equipment for property under capital leases	(22,750)
Accumulated depreciation on properties sold, net	(2,725)
Deferred gain on sale-leaseback transaction, net of amortization of $336	9,267
Capital lease obligations relating to sale-leaseback	22,750
Rents received in advance from Alconbury	(1,056)
Advances to Alconbury for sale-leaseback costs, net	(2,656)
Accrued interest receivable from Alconbury	(628)
Note receivable from Alconbury relating to sale-leaseback	(10,000)
Accumulated comprehensive loss – translation gain	(1,225)

Total removal of previously required “Elimination” entries	$71,492

The income tax effects relating to the removal of the assets and liabilities of Alconbury and the reinstatement of certain Company assets and liabilities previously eliminated in consolidation with Alconbury yields a deferred income tax benefit as follows:

Deferred income tax benefit	$(22,218)

The net effect after taxes of the foregoing items has been to record a loss on deconsolidation of the variable interest entity during the quarter ended June 30, 2006 as follows:

Loss on deconsolidation of variable interest entity	$20,656

7.	SUBSEQUENT EVENTS

On August 1, 2007 the Company announced that it had entered into an amendment to its $70 million March 2006 financing agreement in which the principal amount was reduced to $60 million and the interest rate was reduced from the original rate of 8.25% over LIBOR (which was reduced to 8.00% over LIBOR) to 3.50% over LIBOR.  A closing fee of $4.3 million was paid to the lender in connection with this amendment.  Concurrent with the amendment, the Company repurchased from the lender warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share for an aggregate consideration of $2,750,000.

The Company also announced in the same press release in which it announced the financing agreement amendment that it had acquired on July 27, 2007 in a privately negotiated transaction with an unaffiliated  LSR warrant holder warrants to acquire 50,000 shares of LSR common stock at an exercise price of $10.70 per share for an aggregate consideration of $350,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	RESULTS OF OPERATIONS

a)	Three months ended June 30, 2007 compared with three months ended June 30, 2006.

Net revenues for the three months ended June 30, 2007 were $58.2 million, an increase of 21.6% on net revenues of $47.9 million for the three months ended June 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 14.0%; with the UK showing a 11.6% increase and the US a 23.1% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 12 months.

Cost of sales for the three months ended June 30, 2007 were $40.4 million (69.4% of revenue), an increase of 15.0% on cost of sales of $35.1 million (73.4% of revenue) for the three months ended June 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 7.8% with the UK showing a 5.1% increase and the US a 18.4% increase. The decrease in cost of sales as a % of revenue was due to a reduction of 150 basis points in labor costs as a % of revenue and a 270 basis point reduction in overhead costs as a % of revenues, offset by an increase of 20 basis points in direct study costs as a % of revenues. The reduction in labor costs as a % of revenue was due to the improved labor efficiency as revenues increased and the reduction in overheads as a % of revenue due to improved capacity utilization.

Selling, general and administrative expenses (SG&A) increased by 30.1% to $10.3 million for the three months ended June 30, 2007 from $7.9 million in the corresponding period in 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 27.0%. The increase in costs was due to additional labor costs associated with an expansion in the number of sales staff, higher sales commission in the quarter and non-cash FAS123 charges associated with management share options.

Net interest expense decreased by 26.8% to $2.7 million for the three months ended June 30, 2007 from $3.7 million for the three months ended June 30, 2006. Of the decrease of $1.0 million, $0.5 million relates to an increase in interest income associated with additional cash held along with $0.6 million net interest saving related to the deconsolidation of the variable interest entity offset by $0.1 million related to additional non-cash warrant amortization.

Other income of $0.7 million for the three months ended June 30, 2007 comprised $1.1 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and other exchange gains of $0.2 million, offset by non-cash finance arrangement fees of $0.6 million. In the three months ended June 30, 2006 there was other income of $2.2 million which was comprised of $3.3 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and March 2006 Financing denominated in US dollars and other exchange gains of $0.3 million offset by finance arrangement fees of $1.4 million.

Income tax expense for the three months ended June 30, 2007 was $0.05 million.  The income tax expense for the three months ended June 30, 2006 was $2.3 million.  Net operating losses are $90.5 million at June 30, 2007, with net operating losses in the US of $13.7 million and net operating losses in the UK of $76.8 million.

Net income before the loss on the deconsolidation of variable interest entity for the three months ended June 30, 2007 was $5.5 million compared to $1.1 million for the three months ended June 30, 2006. The increase in net income of $4.4 million is due to a $2.7 million increase in operating income, a decrease in non-cash finance arrangement fees of $0.8 million, a decrease in the income tax expense of $2.2 million and a decrease in the net interest expense of $1.0 million, offset by a decrease in non-cash foreign exchange re-measurement gain of $2.3 million.

Basic income before the loss on deconsolidation of variable interest entity per common share for the three months ended June 30, 2007 was 43 cents, compared to 9 cents income in the same period last year, on the weighted average common shares outstanding of 12,774,810 and 12,653,357 respectively. Diluted income before the loss on deconsolidation of variable interest entity per share for the three months ended June 30, 2007 was 36 cents, compared to 8 cents in the same period last year.

b)	Six months ended June 30, 2007 compared with six months ended June 30, 2006.

Net revenues for the six months ended June 30, 2007 were $112.5 million, an increase of 24.6% on net revenues of $90.3 million for the six months ended June 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 15.6%; with the UK showing a 13.8% increase and the US a 22.3% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 12 months.

Cost of sales for the six months ended June 30, 2007 were $80.7 million (71.7% of revenue), an increase of 20.6% on cost of sales of $66.9 million (74.1% of revenue) for the six months ended June 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 12.0% with the UK showing a 9.0% increase and the US a 23.5% increase. The decrease in cost of sales as a % of revenue was due to a reduction of 160 basis points in labor costs and a 140 basis point reduction in overhead costs as a % of revenue offset by an increase of 60 basis points in direct study costs as a % of revenue. The reduction in labor costs as a % of revenue was due to the improved labor efficiency as revenues increased and the reduction in overheads as a % of revenue due to improved capacity utilization. The increase in direct study costs as a % of revenue was due to higher study start up costs and an increase in subcontract costs arising from a change in the mix of business.

Selling, general and administrative expenses (SG&A) increased by 24.0% to $18.0 million for the six months ended June 30, 2007 from $14.6 million in the corresponding period in 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 20.5%. The increase in costs was due to an increase in labor costs associated with an expansion in the number of sales staff and an increase in travel costs and professional fees.

Net interest expense decreased by 9.5% to $5.8 million for the six months ended June 30, 2007 from $6.4 million for the six months ended June 30, 2006. This decrease of $0.6 million was due to a $0.9 million net interest saving caused by the deconsolidation of the variable interest entity in 2006, additional interest receivable of $0.6 million associated with higher cash reserves; offset by $0.7 million related to higher interest expense associated with the March 2006 Financing and a further $0.2 million related to the additional non-cash warrant amortization.

Other income of $0.3 million for the six months ended June 30, 2007 comprised $1.2 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financing subsidiary that held the bond was UK sterling) and other exchange gains of $0.2 million, offset by finance arrangement fees of $1.1 million. In the six months ended June 30, 2006 there was other income of $1.3 million which was comprised of $3.7 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and March 2006 Financing denominated in US dollars and other exchange gains of $0.2 million, offset by finance arrangement fees of $2.6 million.

Income tax benefit for the six months ended June 30, 2007 was $0.7 million.  Income tax expense for the six months June 30, 2006 was $2.2 million.  Research and development tax credits in the UK impacted the tax benefit by $3.3 million for the six months ended June 30, 2007, offset by non tax deductible expenses of $0.2 million.  The profit for the six months ended June 30, 2006 and the deconsolidation of the variable interest entity generated a tax expense of $6.8 million offset by the UK research and development tax credit of $2.4 million, a tax benefit from non tax deductible items of $1.5 million and a foreign rate differential of $0.7 million.

Net income before the loss on deconsolidation of variable interest entity for the six months ended June 30, 2007 was $9.0 million compared to $1.6 million for the six months ended June 30, 2006. The increase in the net income of $7.4 million is due to an increase in operating income of $4.9 million, a decrease in the net interest expense of $0.6 million, a decrease in the non-cash finance arrangement fee of $1.5 million, a movement from an income tax expense to a tax benefit of $2.9 million; offset by a decrease in the non-cash foreign exchange re-measurement gain of $2.5 million.

Basic income before the loss on deconsolidation of variable interest entity per common share for the six months ended June 30, 2007 was 70 cents, compared to 13 cents income in the same period last year, on the weighted average common shares outstanding of 12,778,576 and 12,605,690 respectively. Diluted income before the loss on deconsolidation of the variable interest entity per share for the six months ended June 30, 2007 was 59 cents, compared to 11 cents income in the same period last year.

2.	LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of £22.6 million (approximately $43.4 million based on exchange rates at the time), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc., to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR plus 1.75%. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd. and was secured by the guarantees of wholly owned subsidiaries of the Company including, LSR Ltd, Huntingdon Life Sciences Ltd, and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non-bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

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

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date.

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

On March 2, 2006, the Company entered into the $70 million March 2006 Financing under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and has an interest rate of 8.25% over LIBOR (which may be reduced to 8.00% over LIBOR upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement (See Footnote No. 7 – “Subsequent Events”).

As partial consideration for the new loan obtained on March 2, 2006, LSR has issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt (See Footnote No. 7 – “Subsequent Events”).

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

Cash flows

During the three months ended June 30, 2007 funds used were $0.5 million, decreasing cash and cash equivalents from $50.1 million at March 31, 2007 to $49.6 million at June 30, 2007. The movement in cash for the three months ended June 30, 2007 was primarily caused by the $4.0 million share repurchase offset by the improvement in operating performance and the reduction in DSOs representing approximately $2.0 million.

During the six months ended June 30, 2007 funds generated were $5.6 million, increasing cash and cash equivalents from $44.1 million at December 31, 2006 to $49.6 million at June 30, 2007. The movement in cash for the six months ended June 30, 2007 was primarily caused by the improvement in the operating performance, along with the fall in DSOs representing approximately $8.7 million, offset by the $4.0 million share repurchase.

Net days sales outstanding ("DSOs") at June 30, 2007 were 8 days, a decrease from the 11 days at March 31, 2007, (12 days at June 30, 2006 and 21 days at December 31, 2006). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Over the last 5 years, DSOs at the quarter ends have varied from 4 days to 21 days so they are currently at a low range level. The impact on liquidity from a one-day change in DSO is approximately $669,000.

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

Consolidation of Alconbury

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date.

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

The Company has debt denominated in US dollars whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollar debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on June 30, 2007.

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

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At June 30	3 months to June 30 Average rate (1)	6 months to June 30 Average rate (1)
2005	1.7168	1.7925	1.8556	1.8735
2006	1.9572	1.8496	1.8271	1.7896
2007	-	2.0064	1.9858	1.9694

(1) Based on the average of the exchange rates on each day of each month during the period.

On July 30, 2007 the noon buying rate for sterling was £1.00 = $2.0238.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2007:

		Expected Maturity Date
		2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	24,055	-	-	-	-	-	24,055	24,055
	- Euro	193	-	-	-	-	-	193	193
	- Japanese Yen	2,918	-	-	-	-	-	2,918	2,918
Accounts receivable	- Pound Sterling	29,445	-	-	-	-	-	29,445	29,445
	- Euro	1,627	-	-	-	-	-	1,627	1,627
	- Japanese Yen	1,676	-	-	-	-	-	1,676	1,676
Capital leases	- Pound Sterling	369	539	55	-	-	8,407	9,370	9,370

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and its adoption had no material impact leading to a material cumulative effect adjustment.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company is required to record the over-funded or under-funded status of its plans as a liability or asset, respectively, with a corresponding decrease or increase, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over-funded or under-funded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date. SFAS 158 has not had an impact on the Company’s consolidated results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on its results of financial operations or financial position.

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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at June 30, 2007.

LIBOR

In the three and six months ended June 30, 2007, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $175,000 and $349,000 respectively.

Revenue

For the three and six months ended June 30, 2007, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2007 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended June 30, 2007 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II         OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2007 – April 30, 2007	0	N/A	0	N/A
May 1, 2007 – May 31, 2007	0	N/A	0	N/A
June 1, 2007 – June 30, 2007	250,000 (1)	$16.00	0	N/A

(1)	Such shares were purchased in a privately negotiated transaction

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 24, 2007. The only matter submitted for a vote of stockholders was the election of directors for a one year term. All five of the Company’s directors at the time were re-elected:

Name	For	Withheld
Andrew Baker	9,989,816	2,610
Gabor Balthazar	9,989,375	3,051
Brian Cass	9,989,816	2,610
Afonso Junqueiras	9,989,894	2,532
Yaya Sesay	9,983,719	8,707

ITEM 6	EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer
Exhibit 31.2	Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
Exhibit 32.2	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

Exhibit 99.1	Press Release, dated August 1, 2007 announcing the second quarter earnings results for 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Richard Michaelson

Name:	Richard Michaelson

Title:	CFO

Date:	August 1, 2007