Form 10-Q
period 2007-09-30
LIFE SCIENCES RESEARCH INC
filed 2007-11-01
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-33505

______________

LIFE SCIENCES RESEARCH, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

______________

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

Yes |X|                     No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|           Accelerated filer |X|           Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|                    No |X|

Indicate the number of outstanding shares of each of the Issuer’s classes of common stock as of the latest practicable date.

12,623,348 shares of Voting Common Stock of $0.01 par value as of October 29, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		Page

Item 1	Financial Statements (Unaudited).

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.	3

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006.	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006.	5

	Notes to Condensed Consolidated Financial Statements	6 – 12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13 – 21

Item 3	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4	Controls and Procedures	22

PART II OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6	Exhibits	23

Signature		24

PART I          FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three months ended September 30		Nine months ended September 30

(Dollars in thousands, except per share data)	2007	2006	2007	2006

Revenues	$ 60,874	$49,460	$173,362	$139,766
Cost of sales	(42,525)	(36,388)	(123,219)	(103,271)
Gross profit	18,349	13,072	50,143	36,495
Selling, general and administrative expenses	(9,777)	(7,334)	(27,826)	(21,886)
Operating income	8,572	5,738	22,317	14,609
Interest income	506	437	1,691	968
Interest expense	(3,039)	(3,162)	(9,981)	(10,057)
Other income/(expense)	15	(913)	284	350
Income before income taxes	6,054	2,100	14,311	5,870
Income tax (expense)/benefit	(185)	579	521	(1,584)
Income before loss on deconsolidation of variable interest entity	$5,869	$2,679	$14,832	$4,286
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	-	-	(20,656)
Net income/(loss)	$5,869	$2,679	$14,832	$(16,370)

Basic income/(loss) per share
Income before loss on deconsolidation of variable interest entity	$0.47	$0.21	$1.17	$0.34
Loss on deconsolidation of variable interest entity	-	-	-	(1.64)
Basic income/(loss) per share	$0.47	$0.21	$1.17	$(1.30)

Diluted income/(loss) per share:
Income before loss on deconsolidation of variable interest entity	$0.39	$0.18	$0.99	$0.29
Loss on deconsolidation of variable interest entity	-	-	-	(1.42)
Diluted income/(loss) per share	$0.39	$0.18	$0.99	$(1.13)

Weighted average number of common stock
- Basic (000’s)	12,614	12,669	12,723	12,627
- Diluted (000’s)	14,965	14,534	14,952	14,506

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	September 30,	December 31,
	2007	2006
ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$ 37,222	$44,088
Accounts receivable, net of allowance of $592 and $691 in 2007 and 2006 respectively	36,683	38,677
Unbilled receivables	22,336	17,459
Inventories	1,977	1,962
Prepaid expenses and other current assets	11,813	10,339
Total current assets	110,031	112,525

Property and equipment, net	70,902	63,630
Goodwill	1,587	1,520
Other assets	9,477	10,341
Deferred income taxes	44,389	42,563
Total assets	$236,386	$230,579

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$15,901	$16,973
Accrued payroll and other benefits	5,303	9,743
Accrued expenses and other liabilities	22,789	17,721
Short-term debt	826	889
Fees invoiced in advance	57,816	44,435
Total current liabilities	102,635	89,761

Long-term debt	75,354	89,151
Deferred gain on disposal of US property	8,867	9,107
Pension liabilities	49,605	47,652
Total liabilities	$236,461	$235,671

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at September 30, 2007: 12,616,718 (December 31, 2006: 12,775,120)	126	127
Paid in capital	86,723	95,762
Accumulated other comprehensive loss	(45,936)	(45,161)
Accumulated deficit	(40,988)	(55,820)
Total stockholders’ (deficit)	(75)	(5,092)
Total liabilities and stockholders’ equity /(deficit)	$236,386	$230,579

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended September 30
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income/(loss)	$1 4,832	$(16,370)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,010	7,221
Amortization of gain on disposal of US property	(240)	(81)
Non-cash compensation expense associated with employee stock compensation plans	1,451	407
Loss on deconsolidation of variable interest entity	-	42,874
Foreign exchange gain on March 2006 Financing and Capital Bonds	(1,660)	(4,005)
Foreign exchange gain on intercompany balances	(345)	(203)
Deferred income tax benefit	(521)	(20,635)
Provision for losses on accounts receivable	(99)	150
Amortization of Capital Bonds issue costs	-	70
Amortization of financing costs	1,384	3,116
Amortization of warrants	1,381	1,048

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(1,388)	1,183
Inventories	70	(211)
Accounts payable, accrued expenses and other liabilities	(2,316)	(4,712)
Fees invoiced in advance	11,282	2,380
Net cash provided by operating activities	$30,841	$12,232

Cash flows used in investing activities:
Purchase of property, plant and equipment	(12,415)	(8,152)
Sale of property, plant and equipment	17	6
Net cash used in investing activities	$(12,398)	$(8,146)

Cash flows (used in)/provided by financing activities:
Proceeds from issuance of Voting Common Stock	203	5,345
Proceeds from long-term borrowings	-	70,000
Increase in deferred finance/other assets	(4,800)	(8,145)
Repurchase of Voting Common Stock	(4,000)	-
Repurchase of warrants	(6,694)	-
Repayments of long-term borrowings	(10,129)	(71)
Repayments of short-term borrowings	(666)	(46,553)
Net cash (used in)/provided by financing activities	$(26,086)	$20,576

Effect of exchange rate changes on cash and cash equivalents	777	(1,767)
(Decrease)/increase in cash and cash equivalents	(6,866)	22,895
Cash and cash equivalents at beginning of period	44,088	15,420
Cash and cash equivalents at end of period	$37,222	$38,315

Supplementary Disclosures
Interest paid	$8,117	$8,127
Taxes paid
Japan	$-	$123
US	$328	$333

Supplementary Disclosures of non-cash financing activity:
Issuance of warrants to lender	$-	$2,528
Issuance of warrants to financial advisor	$-	$1,749

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

2.     SIGNIFICANT ACCOUNTING POLICIES

i)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2006, 2005 and 2004 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

At September 30, 2007, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $2.7 million compared to $0.4 million in September 30, 2006, and a total weighted average remaining term of 9.17 years compared to 7.93 years in the same period in 2006. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, resulted in the non-cash FAS123 stock option expense of $0.4 million and $1.5 million during the three and nine month periods ended September 30, 2007, respectively, compared to $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2006, respectively. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income Per Common Share by $0.03 and $0.11 for the three and nine month periods ended September 30, 2007, respectively, compared to $0.01 and $0.03 for the three and nine month periods ended September 30, 2006, respectively. The impact on Diluted Net Income Per Common Share was $0.03 and $0.10 during the three and nine month periods ended September 30, 2007, respectively, compared to $0.01 and $0.03 for the three and nine month periods ended September 30, 2006, respectively.

There were no grants of stock options during the three and nine month periods ended September 30, 2007 or the three month period ended September 30, 2006. The per share weighted average exercise price of the stock options granted for the nine month period ended September 30, 2006 was $9.45. The per share weighted average fair value (Black Scholes value) of the stock options granted for the nine month period ended September 30, 2006 was $8.47. The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed during the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30		Nine months ended September 30
	FAS No. 123R Expense	FAS No. 123 Expense	FAS No. 123R Expense	FAS No. 123 Expense
	2007	2006	2007	2006

Expected dividend yield of stock	0%	0%	0%	0%
Expected volatility of stock, range	129.1% - 130.80%	49.4% - 130.8%	49.4% - 130.80%	49.4% - 146.4%
Risk-free interest rate, range	4.44% - 4.98%	4.71% - 4.98%	4.44% - 4.98%	3.71% - 4.98%
Expected term of options	6-6.53 years	5.5-10 years	5.5-10 years	5-10 years

As partial consideration for the new loan obtained on March 2, 2006, LSR issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s then-recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt. Concurrent with the August 1, 2007 amendment to the loan, the Company repurchased 250,000 of these warrants for an aggregate consideration of $2,750,000. Accordingly, the lender now owns warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share.

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

On July 27, 2007 in a privately negotiated transaction with an unaffiliated  LSR warrant holder the Company repurchased warrants to acquire 50,000 shares of LSR common stock at an exercise price of $10.70 per share for an aggregate consideration of $350,000.

On August 29, 2007 in a privately negotiated transaction with an unaffiliated LSR warrant holder the Company repurchased warrants to acquire 312,500 shares of LSR common stock at an exercise price of $10.46 for an aggregate consideration of $3,594,000.

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

The analysis of the Company's net revenues and operating income by segment for the three month and nine month periods ended September 30, 2007 and September 30, 2006 is as follows:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
(Dollars in thousands)
Net revenues
UK US	$4 7,737	$40,114	$1 36,75 9	$110,754
	13,137	9,346	36,603	29,012
Corporate	-	-	-	-
	$60,874	$49,460	$173,362	$139,766

Operating income
UK	$8,743	$6,640	$ 23,919	$16,786
US	2,477	1,150	5,797	3,522
Corporate	(2,648)	(2,052)	(7,399)	(5,699)
	$8,572	$5,738	$22,317	$14,609

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

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement. On August 1, 2007 the Company entered into an amendment to its $70 million March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  A closing fee of $4.3 million was paid to the lender in connection with this amendment which has been recorded as a deferred debt premium and is being amortized to interest expense over the remaining term of the loan.  For financial statement presentation purposes, the unamortized amount of the closing fee has been netted against the loan in long-term debt.

As partial consideration for the March 2006 Financing, LSR issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s then-recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt. Concurrent with the August 1, 2007 amendment to the loan, the Company repurchased 250,000 of these warrants for an aggregate consideration of $2,750,000. Accordingly, the lender now owns warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the March 2006 Financing, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($3,113,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

Net proceeds from the March 2006 Financing were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

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

6.     LOSS ON DECONSOLIDATION OF VARIABLE INTEREST ENTITY

As described in Note 4, and in compliance with FIN 46R, the Company had included the operating results and accounts of Alconbury in its Condensed Consolidated Financial Statements since the inception of Alconbury on June 14, 2005, based on the Company being the primary beneficiary of Alconbury. On June 29, 2006 the Company determined that it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury's assets and liabilities from the Company's Condensed Consolidated Balance Sheet as of that date. The effect of removing Alconbury can be summarized as follows:

The assets and liabilities of Alconbury removed from the Condensed Consolidated Balance Sheet consists of the following:

(Dollars in thousands)
Cash	$1,436
Deferred charges	713
Accrued mortgage interest payable	(767)
Mortgage loans payable	(30,000)
Net assets (liabilities) of Alconbury	$ (28,618)

Since Alconbury is now deconsolidated, the Company will also no longer be eliminating certain inter-company transactions and balances relating to its dealings with Alconbury and affecting the Condensed Consolidated Balance Sheet, as follows:

Net book value of property and equipment prior to sale-leaseback	$80,515
Net book value of property and equipment for property under capital leases	(22,750)
Accumulated depreciation on properties sold, net	(2,725)
Deferred gain on sale-leaseback transaction, net of amortization of $336	9,267
Capital lease obligations relating to sale-leaseback	22,750
Rents received in advance from Alconbury	(1,056)
Advances to Alconbury for sale-leaseback costs, net	(2,656)
Accrued interest receivable from Alconbury	(628)
Note receivable from Alconbury relating to sale-leaseback	(10,000)
Accumulated comprehensive loss - translation gain	(1,225)
Total removal of previously required "Elimination" entries	$71,492

The income tax effects relating to the removal of the assets and liabilities of Alconbury and the reinstatement of certain Company assets and liabilities previously eliminated in consolidation with Alconbury yields a deferred income tax benefit as follows:

Deferred income tax benefit	$(22,218)

The net effect after taxes of the foregoing items has been to record a loss on deconsolidation of variable interest entity during the quarter ended June 30, 2006 as follows:

Loss on deconsolidation of variable interest entity	$20,656

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                   OF OPERATIONS

1.     RESULTS OF OPERATIONS

a)     Three months ended September 30, 2007 compared with three months ended September 30, 2006.

Net revenues for the three months ended September 30, 2007 were $60.9 million, an increase of 23.1% on net revenues of $49.5 million for the three months ended September 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 16.1%; with the UK showing an 11.4% increase and the US a 35.1% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 2 years.

Cost of sales for the three months ended September 30, 2007 were $42.5 million (69.9% of revenue), an increase of 16.9% on cost of sales of $36.4 million (73.6% of revenue) for the three months ended September 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.2% with the UK showing an 8.8% increase and the US a 15.6% increase. The decrease in cost of sales as a % of revenue was due to improved efficiencies associated with revenue increases and improved capacity utilization, including a reduction of 130 basis points in labor costs as a % of revenue and a 90 basis point reduction in overhead costs as a % of revenues. In addition a reduction of 150 basis points in direct study costs as a % of revenue was due to lower subcontract costs.

Selling, general and administrative expenses (SG&A) increased by 33.3% to $9.8 million for the three months ended September 30, 2007 from $7.3 million in the corresponding period in 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 27.1%. That increase in costs was due to an increase in incentive accruals as a result of improved performance, additional labor costs associated with an expansion in the number of sales staff in the first half of the year and non-cash FAS123 charges associated with management share options.

Net interest expense decreased by 7.0% to $2.5 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. Of the decrease of $0.2 million, $0.4 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with August 1, 2007 loan amendment, along with a $0.1 million increase in interest income, offset by $0.3 million related to additional non-cash warrant amortization.

Other income of $0.02 million for the three months ended September 30, 2007 comprised $0.5 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and other exchange gains of $0.1 million, offset by finance arrangement fees of $0.6 million. In the three months ended September 30, 2006 there was other expenses of $0.9 million which was comprised of finance arrangement fees of $0.5 million, the non-cash cost of $0.7 million associated with the 100,000 warrants granted in January 2005 for advisory services, offset by $0.3 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars.

Income tax expense for the three months ended September 30, 2007 was $0.2 million.  The income tax benefit for the three months ended September 30, 2006 was $0.6 million.  Net operating losses are $91.9 million at September 30, 2007, with net operating losses in the US of $13.9 million and net operating losses in the UK of $78.0 million.

Net income for the three months ended September 30, 2007 was $5.9 million compared with net income of $2.7 million for the three months ended September 30, 2006. The increase in net income of $3.2 million is due to a $2.8 million increase in operating income, a decrease in the net interest expense of $0.2 million, an increase in non-cash foreign exchange re-measurement gain of $0.3 million and a decrease in non-cash finance arrangement fees of $0.6 million, offset by an increase in the income tax expense of $0.7 million.

Net income per outstanding common share for the three months ended September 30, 2007 was 47 cents, compared to 21 cents income in the same period last year, on the weighted average common shares outstanding of 12,613,629 and 12,669,068 respectively. Net income per fully diluted share for the three months ended September 30, 2007 was 39 cents, compared to 18 cents in the same period last year.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006.

Net revenues for the nine months ended September 30, 2007 were $173.4 million, an increase of 24.0% on net revenues of $139.8 million for the nine months ended September 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 15.8%; with the UK showing a 13.0% increase and the US a 26.6% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 2 years.

Cost of sales for the nine months ended September 30, 2007 were $123.2 million (71.1% of revenue), an increase of 19.3% on cost of sales of $103.3 million (73.9% of revenue) for the nine months ended September 30, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 11.4% with the UK showing a 9.0% increase and the US a 20.6% increase. The decrease in cost of sales as a % of revenue was due to improved efficiencies associated with revenue increases and improved capacity utilization, including a reduction of 150 basis points in labor costs as a % of revenue and a 120 basis point reduction in overhead costs as a % of revenue. In addition a reduction of 20 basis points in direct study costs as a % of revenue was due to a change in the mix of business.

Selling, general and administrative expenses (SG&A) increased by 27.1% to $27.8 million for the nine months ended September 30, 2007 from $21.9 million in the corresponding period in 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 22.7%. The increase in costs was due to an increase in incentive accruals as a result of improved performance, along with an increase in labor costs associated with an expansion in the number of sales staff in the first half of the year and an increase in travel costs and professional fees.

Net interest expense decreased by 8.8% to $8.3 million for the nine months ended September 30, 2007 from $9.1 million for the nine months ended September 30, 2006. This decrease of $0.8 million was due to a $0.9 million net interest saving caused by the deconsolidation of variable interest entity in 2006, additional interest receivable of $0.7 million associated with higher cash balances; offset by $0.3 million related to higher interest expense associated with the March 2006 Financing and a further $0.5 million related to the additional non-cash warrant amortization.

Other income of $0.3 million for the nine months ended September 30, 2007 comprised $1.7 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financing subsidiary that held the loan was UK sterling) and other exchange gains of $0.3 million, offset by finance arrangement fees of $1.7 million. In the nine months ended September 30, 2006 there was other income of $0.4 million which was comprised of $4.0 million from the non-cash foreign exchange re-measurement gain on the Convertible Capital Bonds and March 2006 Financing denominated in US dollars and other exchange gains of $0.2 million, offset by finance arrangement fees of $3.1 million and the non-cash costs of $0.7 million associated with the 100,000 warrants granted in January 2005 for advisory services.

Income tax benefit for the nine months ended September 30, 2007 was $0.5 million. Income tax expense for the nine months ended September 30, 2006 was $1.6 million. In the nine months ended September 30, 2007 the income generated a tax charge of $5.0 million along with non-tax deductible expenses of $0.3 million, offset by the UK research and development tax credits of $5.1 million and a foreign rate differential of $0.7 million. In the nine months ended September 30, 2006 the income generated a tax charge of $2.1 million, along with non-tax deductible expenses of $0.3 million and the effects of Alconbury of $2.9 million, these were offset by UK research and development tax credits of $3.7 million.

Net income before the loss on deconsolidation of variable interest entity for the nine months ended September 30, 2007 was $14.8 million compared to $4.3 million for the nine months ended September 30, 2006. The increase in the net income of $10.5 million is due to an increase in operating income of $7.7 million, a decrease in the net interest expense of $0.8 million, a decrease in the finance arrangement fees of $2.1 million, a movement from an income tax expense to a tax benefit of $2.1 million; offset by a decrease in the non-cash foreign exchange re-measurement gain of $2.2 million.

Net income before the loss on deconsolidation of variable interest entity per outstanding common share for the nine months ended September 30, 2007 was 117 cents, compared to 34 cents in the same period last year, on the weighted average common shares outstanding of 12,722,989 and 12,627,048 respectively. Net income before the loss on variable interest entity per fully diluted share for the nine months ended September 30, 2007 was 99 cents, compared to 29 cents in the same period last year.

2.     LIQUIDITY & CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

On October 9, 2001, on behalf of Huntingdon Life Sciences Ltd, LSR issued to Stephens Group Inc. warrants to purchase 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The warrants were subsequently transferred to an unrelated third party. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance and treated as a debt discount. As a result, the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises were made to date.

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

On March 2, 2006, the Company entered into the $70 million March 2006 Financing under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement. On August 1, 2007 the Company entered into an amendment to its $70 million March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  A closing fee of $4.3 million was paid to the lender in connection with this amendment which has been recorded as a deferred debt premium and is being amortized to interest expense over the remaining term of the loan.  For financial statement presentation purposes, the unamortized amount of the closing fee has been netted against the loan in long-term debt.

As partial consideration for the March 2006 Financing, LSR issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s then-recent closing market prices). These warrants were fully vested on the closing date of the loan, March 2, 2006. Accordingly, the fair value of these warrants ($4,994,000) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt. Concurrent with the August 1, 2007 amendment to the loan, the Company repurchased 250,000 of these warrants for an aggregate consideration of $2,750,000. Accordingly, the lender now owns warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the March 2006 Financing, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor). These warrants became fully vested on March 2, 2006, the closing date of the loan. The fair value of these warrants ($3,113,000) has been recorded as deferred financing costs and is being amortized to other expense over the term of the loan. For financial statement presentation purposes, the unamortized amount of these warrants has been classified as other assets (non-current). Certain customary registration rights were granted in connection with these warrants. The warrants are subject to customary anti-dilution provisions.

Net proceeds from the March 2006 Financing were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes.

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

Cash flows

During the three months ended September 30, 2007 funds used were $12.4 million, decreasing cash and cash equivalents from $49.6 million at June 30, 2007 to $37.2 million at September 30, 2007. Operating activities generated cash of $12.9 million, of which $4.0 million was due to the reduction in DSOs. This was offset by capital expenditure of $3.7 million and $21.8 million used in financing activities, including $10.3 million debt principal repayment, $4.8 million in costs associated with the August 1, 2007 loan amendment and the repurchase of three sets of warrants for $6.7 million.

During the nine months ended September 30, 2007 funds used were $6.9 million, decreasing cash and cash equivalents from $44.1 million at December 31, 2006 to $37.2 million at September 30, 2007. Operating activities generated cash of $30.8 million, of which $12.8 million was due to the reduction in DSOs. This was offset by capital expenditure of $12.4 million and $26.1 million used in financing activities, including $10.8 million debt principal repayment, $4.8 million in costs associated with the August 1, 2007 loan amendment and $10.7 million used to repurchase stock and warrants.

Net days sales outstanding ("DSOs") at September 30, 2007 were 2 days, a decrease from the 8 days at June 30, 2007, (15 days at September 30, 2006 and 21 days at December 31, 2006). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total revenue. Over the last 5 years, DSOs at the quarter ends have varied from 2 days to 21 days so they are currently at a five year low. The impact on liquidity from a one-day change in DSO is approximately $673,000.

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

The Company has debt denominated in US dollars whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollar debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company may enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on September 30, 2007.

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

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At September 30	3 months to September 30 Average rate (1)	9 months to September 30 Average rate (1)
2005	1.7168	1.7691	1.7854	1.8437
2006	1.9572	1.8680	1.8751	1.8184
2007	-	2.0374	2.0214	1.9869

(1)     Based on the average of the exchange rates on each day of each month during the period.

On October 29, 2007 the noon buying rate for sterling was £1.00 = $2.0620.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2007:

		Expected Maturity Date
		2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	14,487	-	-	-	-	-	14,487	14,487
	- Euro	593	-	-	-	-	-	593	593
	- Japanese Yen	4,126	-	-	-	-	-	4,126	4,126
Accounts receivable	- Pound Sterling	31,110	-	-	-	-	-	31,110	31,110
	- Euro	196	-	-	-	-	-	196	196
	- Japanese Yen	3,642	-	-	-	-	-	3,642	3,642
Capital leases	- Pound Sterling	190	547	56	-	-	8,537	9,330	9,330

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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at September 30, 2007.

LIBOR

In the three and nine months ended September 30, 2007, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $149,000 and $448,000 respectively.

Revenue

For the three and nine months ended September 30, 2007, approximately 72% and 70%, respectively, of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4          CONTROLS AND PROCEDURES

As of September 30, 2007 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2007 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended September 30, 2007 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II      OTHER INFORMATION

ITEM 2          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      Issuer Purchases of Equity Shares

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2007 – July 31, 2007	50,000 (1)	$7.00 (2)	0	N/A
August 1, 2007 – August 31, 2007	562,500 (3)	$11.28 (4)	0	N/A
September 1, 2007 – September 30, 2007	0	N/A	0	N/A

(1)     Transaction involved the privately negotiated purchase from an unaffiliated third party of warrants to acquire 50,000 shares of LSR common stock at an exercise price of $10.70 per share.

(2)     The Company paid $7.00 per each warrant to acquire a share of LSR common stock for $10.70 per share.

(3)     The Company repurchased warrants to acquire 562,500 shares of LSR common stock in two separate transactions. On August 1, 2007, the Company acquired from its third party lender in a privately negotiated transaction concurrent with the amendment of the Company’s Financing Agreement warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share for an aggregate consideration of $2,750,000, or the equivalent of $11.00 per each warrant to acquire a share of LSR common stock. On August 29, 2007, the Company acquired from an unaffiliated third party in a privately negotiated transaction warrants to acquire 312,500 shares of LSR common stock at an exercise price of $10.46 per share for an aggregate consideration of $3,594,000, or the equivalent of $11.50 per each warrant to acquire a share of LSR common stock.

(4)     Warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share were acquired for an aggregate consideration of $2,750,000 or the equivalent of $11.00 per each warrant to acquire a share of LSR common stock. Warrants to acquire 312,500 shares of LSR common stock at an exercise price of $10.46 per share were acquired for an aggregate consideration of $3,594,000 or the equivalent of $11.50 per each warrant to acquire a share of LSR common stock.

ITEM 6          EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer
Exhibit 31.2	Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
Exhibit 32.2	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
Exhibit 99.1	Press Release, dated October 31, 2007 announcing the third quarter earnings results for 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Life Sciences Research Inc. (Registrant)

By:	/s/ Richard Michaelson

Name:	Richard Michaelson

Title:	CFO

Date:	November 1, 2007