Form 10-K
period 2007-12-31
LIFE SCIENCES RESEARCH INC
filed 2008-03-13
CIK 1158833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 732 649-9961

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Voting Common Stock $0.01 par value	NYSE Arca

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 126-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant was $154,092,722 on June 29, 2007 (based upon the last reported sales price of the registrant’s common stock on the “NYSE Arca exchange”), the last business day of Registrant’s most recently completed second fiscal quarter.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

As of March 6, 2008 the Registrant had outstanding 12,639,598 shares of Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders scheduled to be held on May 21, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2008 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

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

As the Company continues to build on improving fundamentals, we have the following strategy and goals:

•	To grow to significant profitability and improved return on investment for our shareholders.
•	To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment and to be the first choice for the industries we serve.
•	To provide our employees with the opportunity for individual development in a caring, rewarding and safe working environment.
•	To be recognized positively in the local communities in which we operate.

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Life Sciences Research Ltd ("LSR Ltd") formerly Huntingdon Life Sciences Group plc ("Huntingdon"). The Offer was made on October 16, 2001 and was declared unconditional on January 10, 2002, at which time LSR acquired approximately 89% of the outstanding ordinary shares of Huntingdon in exchange for approximately 5.3 million shares of LSR Voting Common Stock. The subsequent offer period expired on February 7, 2002, by which time approximately 92% of the outstanding ordinary shares had been offered for exchange. LSR completed its compulsory purchase under United Kingdom (“UK”) law of the remaining outstanding ordinary shares of Huntingdon on March 26, 2002 at which time Huntingdon became a wholly owned subsidiary of LSR, in exchange for a total of approximately 5.9 million shares of LSR Voting Common Stock (the "Exchange Offer").

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

In April 2002, LSR began trading its common stock on the US Over the Counter Bulletin Board (“OTCBB”). From February 6, 2006 to December 21, 2006 it traded on the Other OTC Market. Since December 22, 2006, it has traded on NYSE Arca.

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) for the sale and leaseback of the Company’s three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the “Sale/Leaseback Transaction”). Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.

The proceeds from the Sale/Leaseback Transaction (plus additional cash on hand) were used by the Company to pay in full its £22.6 million non-bank debt ($41.1 million based on exchange rates at the time).

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date. Please refer to Note 3 to the financial statements for additional detail of the impact of this deconsolidation.

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. Net proceeds from the loan were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006. The balance of the proceeds was held for general corporate purposes. On August 1, 2007 the Company entered into an amendment to its $70 million March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced by 450 basis points.  On November 30, 2007, the Company entered into a Second Amendment to the Financing Agreement in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.

LSR's executive office is based at the Princeton Research Center in East Millstone, New Jersey.

HISTORY

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964 it was acquired by the US company, Becton Dickinson. Over the next 20 years it successfully established itself as a leading Contract Research Organization (“CRO”) with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies. In April 1983, Huntingdon was re-registered as a public limited company and in 1988 it was floated on the London Stock Exchange. In early 1989 Huntingdon obtained a listing for its ADR's on the New York Stock Exchange.

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

In the first half of 1997, allegations were made relating to animal care and Good Laboratory Practice (“GLP”) against Huntingdon's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant operating losses and cash outflows resulted during the period from mid 1997 through 1998. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until its finances were stabilized, Huntingdon required a substantial injection of financing to both initially restore confidence and then to fund operations during the period until it returned to profitability.

On September 2, 1998 a group of new investors, led by Andrew Baker, subscribed £15 million ($25 million based on the exchange rates at the time) for 120 million ordinary shares while existing shareholders and institutional investors took up a further 57 million shares, contributing £7.1 million ($11.8 million). After expenses of £1.7 million ($2.9 million), the issue of shares raised £20.4 million ($33.9 million). On the same date Huntingdon's bankers agreed to continue Huntingdon's credit facilities at £24.5 million ($40.8 million) until August 31, 2000 and this amount remained fully drawn down. This debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party at the time, which subsequently transferred the debt to an unrelated third party. That debt was paid in full on June 14, 2005 from the proceeds of the Sale/Leaseback Transaction plus cash on hand.

Since the involvement of the new investor group in 1998, the management team, led by Andrew Baker and Brian Cass, believes that LSR has successfully addressed many of the Company’s past difficulties. Relationships with customers have been restored and sales have grown consistently at an encouraging rate.

In November 1999, a new so called "animal rights" group known as “Stop Huntingdon Animal Cruelty” (“SHAC”) was formed in the UK with Huntingdon as its target. Since then, activists in both the UK and the US have continued focusing on Huntingdon, its staff and directors, but also many other stakeholders in the business, including shareholders, financial institutions, suppliers and customers. For further details see Other Information Pertaining to the Company – Animal Rights Activism, below.

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

DESCRIPTION OF BUSINESS

The Company provides pre-clinical and non-clinical biological safety evaluation research services to most of the world’s leading pharmaceutical and biotechnology companies, as well as many agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of our clients' products. The Company’s services are designed to meet the regulatory requirements of governments around the world.

The Company’s aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth. In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry and a growing trend towards greater outsourcing as clients focus more internal resources on research and increasingly look to variabilize their development costs.

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

Pharmaceuticals and Biotechnology

The pharmaceutical research and development pathway is shown below:

The Company performs non-clinical testing in support of the drug development process, primarily work outsourced from the bio-pharmaceutical industry. Over 85% of the Company’s orders are derived from this pharmaceutical sector. Essentially all of this work is performed as a result of regulatory requirements that seek to minimize the risks associated with the testing, and ultimately use of these compounds in humans.

Pre-clinical testing helps to evaluate both how the drug affects the body as well as how the body affects the drug. Utilizing advanced laboratory and toxicological evaluations, this work helps assess safe and appropriate dose regimens. Other non-clinical testing can focus on identifying and avoiding the longer-term cancer implications of exposure to the compound, or the potential for possible reproductive implications, as well as assessing the stability of pharmaceuticals under a variety of storage conditions.

The Company views its non-clinical market as extending all the way beyond marketing authorization, although the core market extends to “proof of concept” in man (Phase 2A). The Company has had collaborative relationships with a number of Phase I clinical trial units and offers certain laboratory services in support of clinical trials. The Company’s market is further extended beyond pre-clinical with analytical chemistry support for clinical trials, establishing the stability of pharmaceuticals under varied storage conditions and the batch testing of marketed pharmaceuticals for product release.

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

Market Growth

It is estimated that the pharmaceutical industry annual drug development spending is around $70 - $80 billion per year and is growing at roughly 10% per annum. Approximately 20% of this is devoted solely to pre-clinical testing. The Company believes that approximately 20-25% of the pre-clinical spending is outsourced which means that the Company is today competing in a market of as much as $3 – 3.5 billion. It is widely believed that this market will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced.

The market for these services is growing, due among other things, to the following:

•

New drug discovery is growing fueled by new technologies and strong profits. The information obtained from the Human Genome Project has led to the greater understanding of the pathways underlying the mechanism of disease. This has, in turn, led to a growth in the use and understanding of the ‘omics (genomics, proteomics, etc.) and increased focus on target receptor based discovery.

•	The need to replace earnings from drugs coming off patent, and anticipated decreasing price flexibility in key markets, is driving an increase in the number of drugs being put into development.

•	It is estimated there has been a 33% increase in the numbers of projects in pre-clinical development since 2000.

•	There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on discovery research in the search for new lead compounds.

•

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

•

The process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is some short-term negative impact from mergers, with development pipelines being rationalized and a focus on integration rather than development, longer-term resources are increasingly invested in in-house facilities for discovery and lead optimization rather than development and regulatory safety evaluation. The Company’s own research, supported by comments from the major competitors in this space, suggest that none of the major global pharmaceutical companies are currently investing in significant new safety evaluation facilities. Undertaking development work and safety evaluation is the Company's core business.

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at a rate at least equal to the growth of research and development expenditure by the pharmaceutical industry.

Non-Pharmaceuticals

The Company currently generates approximately 15% of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries. During 2007 non-pharmaceutical orders were at their highest for the past five years but a declining percent of total orders, which is expected to continue. The work involved has many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

The Company’s business in these areas is again driven by governmental regulatory requirements. The Company's services address safety concerns surrounding a diverse range of products, spanning such areas as agricultural herbicides and other pesticides, medical devices, veterinary medicines, and specialty chemicals used in the manufacture of pharmaceutical intermediates, and manufactured foodstuffs and products. The Company believes it is a clear market leader in programs designed to assess the safety, environmental impact and efficacy of agricultural chemicals as well as in programs to take new specialty chemicals to market.

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

The Company believes that this segment is likely to experience relatively low growth in the next few years, although a number of market segments included in this broad area of business have the potential for some growth in the future due to the following:

•	Continued implementation of testing requirements for ‘high production volume’ (HPV) chemical products in the US and Japan.
•	Introduction of new legislation for the notification of new and existing chemicals that are in use within the European Union (“EU”) (REACH).
•	Safety testing of specific formulations of crop protection products on a country-by-country basis within the European Union (91/414).
•	More stringent regulations affecting compounds, which have the potential to adversely affect the environment, (e.g. biocides and endocrine disrupters).
•	Developments of new markets such as China and the EU accession countries.
•	A modest increase in R & D by the world’s major agrochemical companies as they satisfy the need for more food, higher quality food, animal feed and biofuels.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities. While overall R & D is not growing, we believe that increased outsourcing could provide business opportunities in this market.

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to human and veterinary pharmaceutical and biotechnology companies, as well as agrochemical, industrial chemical and food companies. In 2007 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations. 49 clients placed over $1 million of orders with the Company and the ten largest clients accounted for approximately 35% of orders. No single customer accounted for more than 10% of net revenues for 2007.

For net revenues from clients, assets attributable to each of the Company’s business segments, other segment information and a geographical analysis of net revenues from clients (based on the location of the client) for each of the last three fiscal years, see note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The Company’s net revenues are earned under contracts ranging in duration from a few months to three years. Net revenue from these contracts is recognized over the term of the contract as services are rendered. The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned. Aggregate backlog at December 31, 2007 was $190 million compared to $175 million at December 31, 2006, which represents an increase of 7% exclusive of the impact of foreign exchange.

Segment Information

For a discussion of geographic segment information, please see “Segment Analysis” beginning on page 30 and “Geographical Analysis” beginning on page 80.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from:

•	in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments; to
•	“full service” providers – CROs like LSR, who provide a full range of non-clinical safety services to the industries (such as Covance, Inc. and Charles River Laboratories, Inc.); and
•	“niche” suppliers focusing on specific services, geographic areas, or industries (such as WIL Research and SafePharm Labs).

GOVERNMENT REGULATION OF OPERATIONS

Regulatory agencies

Since the services provided by the Company are used to support pharmaceutical, biotechnology, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. The Company is regularly inspected by US, Japanese and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the FDA promulgated the Good Laboratory Practice (“GLP”) regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (“EPA”), the Japanese Ministry of Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance-monitoring programs with similar GLP standards. During 2007, the Company in the UK had 2 GLP inspections. The Company has had numerous such inspections since 1995.

The Company’s laboratory in the US is subject to the United States Department of Agriculture (“USDA”) Animal Welfare Regulations (Title 9, Code of Federal Regulations, Subchapter A). The laboratory is regularly inspected by USDA officials for compliance with these regulations. Compliance is assured through an Institutional Animal Care and Use Committee, comprising staff from a broad range of disciplines within the Company and including external representation. Furthermore, in the US there is a voluntary certification program run by an independent and internationally recognized organization, the Association for Assessment and Accreditation of Laboratory Animal Care (“AAALAC”). The Company's laboratories in both the US and UK are accredited under this program. The Company’s pre-clinical services are subject to industry standards for the conduct of research and development studies that are embodied in the regulations for GLP. The FDA and other regulatory authorities require the test results submitted to such authorities be based on studies conducted in accordance with GLP. The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by FDA or other regulatory authorities.

The Company’s operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment. Personal licenses are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements, the Company had 25 such visits in 2007.

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

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

The Company’s most important resource is its people. They have created the Company’s knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels on several US, UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields. They frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services.

Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organizations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organization.

To ensure that this experience and expertise is transmitted throughout the organization, the Company conducts training programs. For example, the Company's study director training programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world. The Company employs approximately 290 licensed personnel at any one time.

The number of employees in the Company at December 31, 2007 and 2006 were as follows:

	2007	2006
US ..........................................................	309	278
UK ..........................................................	1,313	1,188
Japan .......................................................	12	11
	1,634	1,477

Management and Labor Relations

The Company’s labor force is non-union and there has never been any disruption of the business through strikes or other employee action. The Company regularly reviews its pay and benefits packages and believes that its labor relations, policies and practices and management structure are appropriate to support its competitive position.

Acquisitions

Huntingdon Life Sciences KK (“HLS KK”) has acted as the Company’s marketing representative in Japan since 1996. This Company was a joint venture, 50% of which was owned by Huntingdon. On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price was payable over a three year period, and was equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period were made at the rate which had been in effect for commissions prior to the acquisition, and was payable semi-annually. At December 31, 2007 and 2006, goodwill on purchase was Japanese Yen 161,400,000 ($1,444,000 and $1,354,000 at year end rates respectively).

Prior to July 1, 2003, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

During December 2007, the Company acquired all of the outstanding stock of a company providing pharmaceutical development services ("Services Company”). The purchase price, including acquisition expenses, was approximately $7,760,000, of which $6,013,000 was paid in cash at closing. A working capital adjustment is payable to the sellers in the first quarter of 2008 and estimated to be $1,747,000, which is included in the recorded purchase price at December 31, 2007. The purchase agreement also provides for annual contingent payments totaling approximately $1,991,000 if the Services Company's profits, as defined in the purchase agreement, meet certain base profit levels during each of the three years ended December 31, 2010. At the conclusion of the three year period, based upon cumulative profits of the Services Company during that period, there may be a final adjustment increasing the total amount of these contingent payments. An additional contingent amount of approximately $310,000 is payable in three equal annual installments.

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

Animal Rights Activism

During the last decade there was an escalation in animal rights activity that targeted biomedical research internationally including academic, government and commercial organizations. As part of this increase a new campaign group, SHAC, was formed in the UK in November 1999. SHAC's broad aim is to end all animal research, while its immediate and publicly stated goal at that time was to “shut HLS down within three years”. During 2000 this campaign broadened and intensified with a range of Huntingdon’s stakeholders becoming targets, including staff, directors, institutional and individual shareholders, customers, financial institutions and other suppliers. The protest activities took many forms, both legal and illegal, such as demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above; and, in occasional cases, acts of violence.

During 2001 and 2002 the incidents of violent protest in the UK diminished.  However, activists focused their protest activities on the Company's financial institutions in unsuccessful attempts to deprive Huntingdon of its bank financing and to stop the US re-domiciling transaction. During this period, due in large part to Huntingdon’s successful US re-domiciling, the activities of SHAC and other animal rights groups expanded to and intensified in the US, focusing on a similar range of stakeholders as had been targeted in the UK.

To counter this animal rights campaign the Company adopted a strategy of openness and direct co-operation with all its stakeholders, the media and the local communities. The Company took every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective new medicines and other products. Members of the media, national bodies, schools and local groups visited the Company, toured the laboratories and animal facilities, and talked with staff. These visitors have been consistently impressed with the Company's ethics, its standards of animal welfare and the professionalism of its staff.  As a consequence of the Company's constructive, high profile public relations activities and the irrationality of the animal rights messages, media coverage became increasingly positive. Additionally, both in the US and the UK, the media has consistently condemned the illegal protest actions of the SHAC campaign.

Initiated by, and in conjunction with, the Company's leadership on this issue, there has been a marked increase in communication campaigns designed to inform the general public. These have focused on the essential nature of animal based research and the benefits of such research to society, the high standards of animal welfare demanded and the commitment to developing non-animal alternatives. Our clients' recognition of our scientific and professional integrity and leadership was evident in the granting of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director, in October 2001. In further recognition of his, and the Company’s, contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (“CBE”) in June 2002. The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of Great Britain, but is approved by the Queen. UK pro-research groups such as the Coalition for Medical Progress and Pro-Test have added to the communications effort to spread the message of the value of animal research. During 2006 a public petition in support of animal research, dubbed the Peoples Petition, gathered tens of thousands of signatures, including that of former Prime Minister Tony Blair.

In the UK the Company successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, and Research Defence Society. As a result, the British Government made very positive statements in support of the Company specifically and of biomedical research using animals in general. It has also been extremely critical of the illegal activities of some animal rights supporters. The Government adopted legislation to offer more protection to those targeted and encouraged the police and courts to ensure the law is enforced. Of particular note, was the introduction in April 2005, of the Serious Organised Crime and Police Act, with new powers to deal with protests outside homes, harassment and economic damage. Moreover in July 2005 that Act was further amended to introduce the new offense of “interference with business contracts so as to damage an animal research organization”, commonly referred to as the “economic terrorism law”. These new measures were designed to tackle secondary and tertiary targeting by animal rights extremists, this is the intimidation of organizations doing business with animal research facilities. Utilizing these new laws, UK law enforcement significantly increased its investigations and prosecutions of animal rights extremists. At the end of 2007, twelve leaders of the UK animal rights extremist movement were in prison, some serving sentences of up to 12 years.

On the 1st May 2007, following many months of investigation, the UK police mounted a coordinated operation, dubbed “Operation Achilles” involving hundreds of officers which resulted in the arrest of 32 individuals from across the country, all suspected of being involved with criminal activity associated with animal rights extremism. A number of those arrested were charged with conspiracy to blackmail, including the three top leaders of SHAC, who remain in custody. Others were charged with burglary and a range of related offences. A trial date has been set for June 2008. This investigation, the arrests and the subsequent charges affect many of those involved in organizing SHAC and other UK animal rights campaigns. As a result the level of extremist activity throughout the UK has decreased dramatically.

Running in parallel with the introduction of new legislation the Company used the civil route to protect itself and its staff. In April 2003 the Company obtained a groundbreaking legal injunction from the London High Court of Justice protecting its employees against harassment from SHAC and similar animal rights activists. This order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees’ homes and sets up similar exclusion zones around the Company’s two UK research centers. Several months later, a group of five international Japanese pharmaceutical companies followed a similar course, obtaining protective injunctions for their employees who were being harassed. Since then approximately two dozen other organizations similarly targeted by animal rights extremists have obtained injunctions of this type. Some were targeted for their perceived relationship with the Company; others for their own independent animal research activities. Notably, during 2004, Oxford University became the target of animal rights extremists attempting to halt the construction of an animal research facility. The University successfully obtained a broad-ranging injunction against such protests which was most recently expanded in February 2008.

Although the animal rights movement is less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media co-operation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism associated with home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on both home protests and protests at the Company’s Princeton Research Center by animal rights activists. During 2002 criminal indictments were brought against SHAC extremists in New York City and Boston. In the New York prosecution, felony convictions, including prison terms, have been handed down. Legislation was enacted in May 2002 which significantly increased the penalties under the Federal Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities. In October 2005, legislation was introduced to expand the Animal Enterprise Terrorism Act to among other things, address secondary and tertiary targeting. That legislation was signed into law by President Bush on November 27, 2006. Its enactment has resulted in a decline in criminal animal extremist activity.

In May 2004, seven leading US animal rights extremists were arrested and criminally indicted by the New Jersey US Attorney’s Office on federal charges of animal enterprise terrorism, interstate stalking and conspiracy to engage in interstate stalking. An additional criminal charge of conspiracy to anonymously utilize a telecommunications device to abuse, threaten and harass persons was added to the indictment in September 2004. On March 2, 2006, SHAC-USA and the six individual defendants remaining in the case were convicted on all counts. The six individual defendants were sentenced to terms of between one year and one day and six years in prison, which they began serving in October 2006. They were also ordered to jointly pay restitution to the Company in the amount of $1,000,000.

Management recognizes that there are, and expects that there will always be, individuals with strong views on animal rights. Such people believe that animals should not be used in any way for the betterment of humanity, including biomedical research. Regardless of whether this political issue directly impacts the Company’s business, the Company remains committed to its strategy of informing the public of the value of biomedical research using animals, of advancing animal welfare, and of supporting our clients’ desire to maximize the safety of vital new medicines and other products being developed for the benefit of society.

Available Information

The Company’s Internet website is located at www.lsrinc.net. The Company posts on its website its filings with the Securities and Exchange Commission (“SEC”) including those on Form 10-K, Form 10-Q and Form 8-K. The reference to the Company’s Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from the Internet website and should not be considered part of this document.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov.

ITEM 1A. RISK FACTORS

This section discusses various risk factors that are attendant to the Company’s business and the provision of its services. If the events outlined below were to occur individually or in the aggregate, the Company’s business, results of operations, financial condition, and cash flows could be materially adversely affected.

Changes in government regulation or in practices relating to the pharmaceutical industry could decrease the need for the services the Company provides

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. The Company’s business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that the Company has difficulty satisfying or that make its services less competitive, could eliminate or substantially reduce the demand for the Company’s services. Also, if government were to introduce measures to contain drug costs or pharmaceutical and biotechnology company profits from new drugs, the Company’s customers may spend less, or reduce their growth in spending on research and development.

Failure to comply with applicable governmental regulations could harm the Company’s business

As a company in the contract research industry, the Company is subject to a variety of governmental regulations, both in the US and the UK, relating to animal welfare and the conduct of its business. Failure by it to comply with such laws and regulations could result in material liabilities, the suspension of licenses or a material adverse effect on its business or financial condition. In addition, these laws and regulations could significantly restrict the Company’s ability to expand its facilities or require it to acquire costly equipment or incur other material costs to comply with regulations.

The Company depends on the pharmaceutical and biotechnology industries

The Company’s net revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect the Company’s clients in these industries also affect its business. For example, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, the Company’s customers may spend less, or reduce their growth in spending on research and development.

Pharmaceutical industry consolidation may negatively impact revenues

The process of consolidation within the pharmaceutical industry should accelerate the move towards outsourcing work to contract research organizations such as the Company in the longer term as resources are increasingly invested in in-house facilities for discovery and lead optimization, rather than development and regulatory safety evaluation. However, in the short term, there is a negative impact with development pipelines being rationalized and a focus on integration rather than development. This can have a material adverse impact on the Company’s net revenues and net income.

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

Providers of outsourced drug development services compete on the basis of many factors, including the following:

•	reputation for on-time quality performance;
•	expertise, experience and stability;
•	scope of service offerings;

•	how well services are integrated;
•	strength in various geographic markets;
•	competitive pricing;
•	technological expertise and efficient drug development processes; and
•	ability to acquire, process, analyze and report data in a time-saving, accurate manner.

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

The Company may expand its business through acquisitions

Although acquisitions do not play a material role in the Company’s near term growth strategy, the Company may expand its business through acquisitions. Factors which may affect its ability to grow successfully through acquisitions include:

•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that the Company may be adversely affected by risk factors facing the acquired companies;
•

acquisitions could be dilutive to earnings, or in the event of acquisitions made though the issuance of the Company’s common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of the Company’s existing stockholders;

•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification the Company may obtain from the seller;
•	risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies; and
•	loss of key employees of the acquired companies.

The Company’s non-US locations account for a majority of its revenues, making the Company exposed to risks associated with operating internationally

Approximately 79% of the Company’s net revenues are generated by its facilities outside the United States. As a result of these foreign sales and facilities, the Company’s operations are subject to a variety of risks unique to international operations, including the following:

•	adverse changes in value of foreign currencies against the US dollar in which results are reported;
•	import and export duties and value-added taxes;
•	import and export regulation changes that could erode profit margins or restrict exports;
•	potential restrictions on the transfer of funds; and
•	the burden and cost of complying with foreign laws.

The Company is exposed to exchange rate fluctuations and exchange controls

The Company’s long term debt is primarily denominated in US dollars whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with the debt as a function of relative changes in foreign exchange rates.

The Company operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 8% of total net revenues. Management has decided not to hedge against this exposure.

As the Company operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness vis a vis competitors who trade in currencies other than sterling or dollars.

The Company is reliant upon debt provided by third party lenders

The Company has approximately $83 million of outstanding debt. $59 million of this debt is due on March 1, 2011 and the remaining debt is represented by capital leases, primarily related to the sale and leaseback of the Company’s facilities. If the Company is unable to pay or refinance this debt when it becomes due, or to pay its carrying costs on such debt in the form of interest, the Company could face a default under the terms of its loan agreement. A variety of factors, including worsening financial performance, failure to comply with financial covenants and pressure from animal rights extremists, could make it difficult to pay or refinance this debt.

The Company’s quarterly operating results may vary

The Company’s operating results may vary significantly from quarter to quarter and are influenced by factors over which it has little control such as:

•	exchange rate fluctuations;
•	the commencement, completion, postponement or cancellation of large contracts;
•	the progress of ongoing contracts; and
•	changes in the mix of its services.

Management believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company’s quarterly operating results could negatively or positively affect the market price of its common stock, these fluctuations may not be related to the Company’s future overall operating performance.

The Company’s contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect the Company’s revenue and profitability

In general, the Company’s clients may terminate the agreements that they enter into with the Company or reduce the scope of services under these contracts upon little or no notice. Contracts may be terminated for various reasons, including:

•	unexpected or undesired study results;
•	production problems resulting in shortages of the drug being tested;
•	adverse reactions to the drug being tested;
•	regulatory restrictions placed on the drug or compound being tested; or
•	the client’s decision to forego or terminate a particular study.

Because most of the Company’s pre-clinical revenues are from fixed price contracts, these contracts may be subject to under-pricing and cost overruns

The majority of the Company’s contracts with its clients are fixed price contracts creating the risk of cost overruns under these contracts. The Company typically has some flexibility under these contracts to adjust the price to be charged under these contracts if it is asked to provide additional services. If the Company did have to bear significant costs of under-pricing or cost-overruns under these contracts, its business, financial condition and operating results could be adversely affected.

The Company depends on its senior management team, and the loss of any member may adversely affect its business

The Company believes its success will depend on the continued employment of its senior management team, especially Andrew Baker (Chairman and CEO) and Brian Cass (President and Managing Director). If one or more members of the senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and the Company’s business could be harmed. If any of the Company’s key employees were to join a competitor or to form a competing company, some of the Company’s clients might choose to use the services of that competitor or new company instead of the Company. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of the Company’s senior management or key employees. The loss of one or more of these key employees could adversely affect the Company’s business.

The Company must recruit and retain qualified personnel

Because of the specialized scientific nature of the Company’s business, it is highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology fields. Therefore, although traditionally the Company has experienced a relatively low turnover in its staff, in the future it may not be able to attract and retain the qualified personnel necessary for the conduct and further development of its business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could have a material adverse effect on the Company’s ability to expand its businesses and remain competitive in the industries in which it participates.

Reliance on transportation

The Company’s operations are reliant on transport for the movement of materials and supplies, and a significant disruption to the transport systems could have a material adverse effect on this business.

The Company relies on third parties for important services

The Company depends on third parties to provide it with services critical to its business. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on the Company’s business.

An increase in energy costs may significantly increase the Company’s operating costs

The Company’s business is dependent on various energy sources, including fuel oil, electricity and natural gas. Rising oil and gas prices in the past year have increased the Company’s operating costs and future increases would have a similar effect.

Actions of animal rights extremists may affect the Company’s business

The Company’s development services utilize animals (predominantly rodents) to test the safety and efficacy of drugs. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries. The Company is targeted by extreme animal rights activists who oppose all testing on animals, for whatever purpose, including the Company’s animal testing activities in support of its safety and efficacy testing for clients. These groups, which include Stop Huntingdon Animal Cruelty (“SHAC”), the Animal Liberation Front (“ALF”), and Win Animal Rights (“WAR”), among others, have publicly stated that the goal of their campaign is to “shut Huntingdon”. These groups have targeted not only the Company, but also third parties that do business with the Company, including clients, suppliers and advisors. Acts of vandalism and other acts by these animal rights extremists who object to the use of animals in drug development could have a material adverse effect on the Company’s business.

Animal rights extremists have targeted, and may continue to target, the US financial community that trades LSR Voting Common Stock, which has caused and may continue to cause illiquidity and a lower market price of the Voting Common Stock.

The animal rights extremists have in the past harassed the financial community that trades in LSR shares, including market makers, stockbrokers, auditors, investors and trading platforms. The liquidity and market price of the shares of LSR Voting Common Stock could be adversely affected in the future by such actions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s head office is situated within the Princeton Research Center in New Jersey.

The Company believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available if and when needed.

The following table shows the location of the primary operating facilities of the Company, based on occupancy, approximate size, and the principal activities conducted at such facilities.

Location	Laboratories and Offices	Size	Principal Activities
Princeton Research Center, East Millstone, NJ, US	162,000 sq. ft.	54 acres	Laboratories, animal accommodation and offices
Huntingdon Research Center, Huntingdon, England	537,000 sq. ft.	84 acres	Laboratories, animal accommodation and offices
Eye Research Center, Eye, England	259,000 sq. ft.	27 acres	Laboratories, animal accommodation and offices

In 2005, the Company entered into a sale-leaseback arrangement for its two UK and one US properties with a related party, Andrew Baker, the Company’s Chairman and CEO, as more fully described in Note 2 to the financial statements. The UK buildings and the US land and buildings were determined to be capital leases, while the land portion of the UK properties were determined to be operating leases under FASB No. 13. The gain of approximately $9.6 million on the sale of the US property has been deferred and is being amortized over the 30-year term of the lease. The leases on these properties are for 30 year terms and expire in 2035. The leases also have two 5-year renewal options under the same terms and conditions in effect under the leases immediately prior to the renewal periods. The annual rental payments on the US leases currently approximate $2.0 million and call for annual CPI increases. The annual rental payments on the UK leases currently approximate $3.5 million and have fixed annual increases of 3% per year during the term of the lease. All of the Alconbury leases are "triple net" leases and the Company is required to pay for all of the costs associated with the operation of the facilities, including insurance, taxes and maintenance (see Note 3).

ITEM 3. LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company’s operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of the stock holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSR's Voting Common Stock trades on the NYSE Arca under the symbol "LSR". The closing market price of the Voting Common Stock on March 6, 2008 was $24.99 per share.

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

The Company’s common stock traded on the OTCBB up until February 6, 2006 and then traded on the Other OTC Market up until December 21, 2006. From December 22, 2006 the Company’s common stock has traded on NYSE Arca. The high and low quarterly sales price of LSR’s common stock for the two years to December 31, 2007 were as follows:

	HIGH SALES	LOW SALES
QUARTER ENDED	PRICE	PRICE
	$	$
March 31, 2006	12.00	8.95
June 30, 2006	12.00	8.50
September 30, 2006	11.90	8.00
December 31, 2006	14.50	7.50
March 31, 2007	15.00	11.53
June 30, 2007	16.60	12.40
September 30, 2007	19.75	14.52
December 31, 2007	22.71	17.50

The Company has not paid any cash dividends in the two most recent fiscal years and does not expect to declare or pay cash dividends on the Company's Voting Common Stock in the near future. The Board of Directors (the “Board”) will determine the extent to which legally available funds will be used to pay dividends. In making decisions regarding dividends, the Board will exercise its business judgment and will take into account such matters as results of operations and financial condition and any then-existing or proposed commitments for the use of available funds.

Life Sciences Research Limited, the UK holding company for the two main operating companies Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc. has a deficit on shareholders equity of £32.4 million. Until this deficit is cleared, under UK company law it is not permitted to pay dividends to its parent company, LSR. This may effect the payment of dividends by LSR.

As of March 6, 2008 LSR had 2,010 holders on record of Voting Common Stock.

Repurchase of equity securities

The Company did not repurchase any equity securities during the fourth quarter of 2007.

Stock performance graph

The graph below compares the cumulative 5-year total return of holders of Life Sciences Research, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index, the RDG MicroCap Biotechnology index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07

Life Sciences Research, Inc.	100.00	115.35	525.58	497.67	674.42	934.88
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22
RDG MicroCap Biotechnology	100.00	151.58	132.37	98.04	66.27	34.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from LSR’s audited consolidated financial statements on Form 10-K.

The selected consolidated financial data should be read in conjunction with LSR’s audited consolidated statements and accompanying notes included elsewhere in this Annual Report. See also “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Historical consolidated financial data may not be indicative of the Company’s future performance.

As of and for the year ended December 31

	2007	2006	2005	2004	2003
	($000, except per share data)
Statement of Operations Data
Net revenues	$236,800	$192,217	$172,013	$157,551	$132,434
Cost of sales	(165,790)	(142,701)	(124,820)	(117,061)	(104,798)
Gross profit	71,010	49,516	47,193	40,490	27,636
Selling, general and administrative expenses	(39,135)	(29,447)	(26,174)	(24,666)	(20,867)
Operating income before other operating expenses	31,875	20,069	21,019	15,824	6,769
Other operating expenses	-	(10,497)	-	-	(3,522)
Operating income	31,875	9,572	21,019	15,824	3,247
Interest expense (net)	(10,760)	(12,567)	(7,993)	(6,521)	(5,990)
Other income/(expense)
Foreign exchange gain/(loss) on
Financing and Capital Bonds	770	6,210	(5,144)	3,345	4,760
Foreign exchange gain on
Intercompany balances	169	692	518	-	-
Gain on repurchase of Convertible Capital Bonds	-	-	-	-	602
Cost of currency hedge contract	-	-	-	(455)	-
Refinancing costs	(2,834)	(4,979)	(2,780)	-	-
Income/(loss) before income taxes	19,220	(1,072)	5,620	12,193	2,619
Income tax (expense)/benefit	(33,194)	6,856	(4,129)	5,401	1,109
(Loss)/income before loss on deconsolidation of variable interest entity	(13,974)	5,784	1,491	17,594	3,728
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	(20,656)	-	-	-
Net (loss)/income	(13,974)	(14,872)	1,491	17,594	3,728
(Loss)/income per share (Note 2)
- basic	$(1.10)	$(1.18)	$0.12	$1.45	$0.31
- diluted	$(1.10)	$(1.18)	$0.10	$1.29	$0.29
Weighted average number of
Common stock (000)
- basic	12,698	12,644	12,518	12,153	11,958
- diluted	12,698	12,644	14,533	13,607	12,700

Balance Sheet Data
Working capital*	$902	$22,764	$(51,860)	$1,800	$(3,911)
Total assets	201,583	230,579	184,369	200,075	156,273
Long term debt and related party loans	75,429	89,151	30,430	89,685	87,560
Total shareholders surplus / (deficit)	(29,327)	(5,092)	(14,568)	(2,064)	(8,446)
Common stock and paid in capital	87,342	95,889	75,974	75,796	75,221
Book value per share	$(2.32)	$(0.40)	$(1.16)	$(0.17)	$(0.71)

Other Financial Data
Depreciation and amortization	$9,519	$9,514	$9,581	$9,530	$9,049
Capital expenditure	16,439	13,093	15,973	11,096	8,716
Cash (used)/generated in the year	(11,784)	28,668	(17,921)	16,070	2,627
Net days sales outstanding (DSO)	13	21	16	4	8
Gross profit %	30.0%	25.8%	27.4%	25.7%	20.9%
Operating income before
other operating expense %	13.5%	10.4%	12.2%	10.0%	5.1%
Operating income %	13.5%	5.0%	12.2%	10.0%	2.5%
Net (loss)/ income %	(5.9)%	(7.7)%	9.0%	11.2%	2.8%
Other operating expense is comprised of:
NYSE listing related expenses	$-	$(1,046)	$-	$-	$-
NYSE listing warrant costs	-	(7,661)	-	-	-
Restructuring costs	-	-	-	-	(3,551)
Animal Rights litigation and costs	-	(1,790)	-	-	(575)
Recovery/bad debt relating to bankruptcy of an exchange broker	-	-	-	-	396
Share of associate company income	-	-	-	-	208

	-	(10,497)	-	-	(3,522)

*Working capital is defined as current assets less current liabilities.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following should be read in conjunction with the consolidated financial statements of LSR as presented in “Item 8, Financial Statements and Supplementary Data”.

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

Revenue recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Net revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for re-negotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers, either immediately or upon notice of a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

Unbilled receivables are recorded for net revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which net revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

Consolidation of Alconbury

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) for the sale and leaseback of the Company’s three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the “Sale/Leaseback Transaction”). Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.

In accordance with the provisions of FASB Interpretation No. 46R (“FIN 46R”), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s consolidated balance sheet as of that date. Please refer to Note 3 for detail of the impact of this deconsolidation.

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared with year ended December 31, 2006

Net revenues in the year ended December 31, 2007 were $236.8 million, an increase of 23.2% on net revenues of $192.2 million for the year ended December 31, 2006. The underlying increase, after adjusting for the impact of the movement in exchange rates was 15.6%; with the UK showing a 14.0% increase and the US a 21.2% increase. The growth in net revenues reflects the increase in orders and, consequently, backlog over the last two years, principally from the pharmaceutical industry. Orders for the year ended December 31, 2007, of $266.7 million were 7% above the previous year at constant exchange rates. At December 31, 2007 backlog (booked-on work) amounted to approximately $190 million, an increase of 9% above the level at December 31, 2006 (7% net of foreign currency effect).

Cost of sales in the year ended December 31, 2007 were $165.8 million (70.0% of net revenue), an increase of 16.2% on cost of sales of $142.7 million (74.2% of net revenue) or the year ended December 31, 2006. The underlying increase after adjusting for the impact of the movement in exchange rates was 9.0%. The decrease in cost of sales as a % of net revenue was due to improved efficiencies associated with net revenue increases and improved capacity utilization, including a reduction of 140 basis points in overhead costs as a % of net revenue and an 80 basis point reduction in labor costs as a % of net revenues. In addition a reduction of 200 basis points in direct study costs as a % of net revenue was due to a change in the mix of business.

Selling, general and administrative expenses rose by 32.9% to $39.1 million (16.5% of net revenue) for the year ended December 31, 2007 from $29.4 million (15.3% of net revenue) in the year ended December 31, 2006. The underlying increase after adjusting for the impact of the movement in exchange rates was 28.1%. The increase in costs was due to an increase in incentive accruals as a result of improved performance and non-cash FAS123 charges associated with management share options.

Other operating expenses were $0 for the year end December 31, 2007, compared with $10.5 million for the year end December 31, 2006. The 2006 expenses comprised $7.7 million for warrant costs and $1.0 million flotation expenses associated with the listing of the Company’s shares on the NYSE Arca in 2006 and $1.8 million litigation and other expenses associated with the Animal Rights campaign against the Company.

Net interest expense decreased by 14.4% to $10.8 million for the year ended December 31, 2007 from $12.6 million in the year ended December 31, 2006. This decrease of $1.8 million was due to a $1.1 million net interest saving associated with the March 2006 Financing, a $0.8 million saving caused by the deconsolidation of the variable interest entity in 2006, additional interest receivable of $0.7 million and a $0.2 million decrease in capital lease interest expense, offset by an additional $1.0 million interest expense related to the amortization of debt issue costs.

Other expense of $1.9 million for the year ended December 31, 2007 comprised finance arrangement fees of $2.8 million, offset by $0.8 million from the non-cash foreign exchange remeasurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financing subsidiary that holds the loan is UK sterling) and other exchange gains of $0.1 million. In the year ended December 31, 2006 there was other income of $1.9 million which comprised $6.2 million from the non-cash foreign exchange remeasurement gain on the March 2006 Financing and Convertible Capital Bonds denominated in US dollars (the functional currency of the financing subsidiary that held the loan and bond was UK sterling), other exchange gains of $0.7 million, offset by finance arrangement fees of $5.0 million.

Income tax expense on profits for the year ended December 31, 2007 was $33.2 million representing an expense at 173% of pre-tax profit compared to an income tax benefit of $6.9 million representing a benefit at 640% of pre-tax losses for the year ended December 31, 2006. A reconciliation between the US statutory tax rate and the effective rate of tax expense/benefit on income/losses before taxes for the year ended December 31, 2007 and December 31, 2006 is shown below:

	% of income before income taxes
	2007	2006
	%	%
US statutory rate	35	(35)
Foreign rate differential	(5)	(23)
UK R & D credit and non-deductible items	(53)	(468)
Valuation allowance	195	-
State taxes	-	(74)
Change in estimate	1	(40)
Effective tax rate	173	(640)

The Company derives significant benefit from the UK Research and Development Tax Credit for large companies. In 2008, this will be amended and the relief will be extended further. As a result the Company does not anticipate reporting any UK tax liability for the foreseeable future. The Company has therefore recorded a valuation allowance of $37.4 million to reflect a reversal of the previously recorded tax provision that recognized the net tax asset associated with the Company’s UK Net Operating Losses (“NOLs”) and UK defined benefit pension plan liability. This changed treatment of the NOL tax asset does not impact their availability to the Company in the future, should circumstances change.

In 2006, the main reason for the change in estimate relates to the US leaseback gain that arose from the sale of the US property as part of the Sale/Leaseback Transaction.  Under FIN46R the gain was originally recognized in 2005 and charged to income taxes.  This charge reversed in 2006 as the deferred gain was recognized due to the deconsolidation of the variable interest entity.  The gain on the sale of the UK assets was offset against brought forward capital losses in 2005. A revision to the treatment of the losses on the UK buildings sold as part of the Sale/Leaseback Transaction in 2005 also caused a change in estimate in 2006.

Net Loss for the year ended December 31, 2007 was $14.0 million compared with $14.9 million for the year ended December 31, 2006. Net loss per common and fully diluted share was $1.10 for the year ended December 31, 2007 compared with $1.18 for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared with year ended December 31, 2005

Net revenues in the year ended December 31, 2006 were $192.2 million, an increase of 11.7% on net revenues of $172.0 million for the year ended December 31, 2005. The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.6%; with the UK showing a 10.4% increase and the US a 11.3% increase. The growth in net revenues reflects the increase in orders and, consequently, backlog over the year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006, of $233.4 million at constant exchange rates were 26% above the previous year. At December 31, 2006 backlog (booked-on work) amounted to approximately $175 million, an increase of 43% above the level at December 31, 2005 (32% net of foreign currency effect).

Cost of sales in the year ended December 31, 2006 were $142.7 million (74.2% of net revenue), an increase of 14.3% on cost of sales of $124.8 million (72.6% of net revenue) for the year ended December 31, 2005. The underlying increase after adjusting for the impact of the movement in exchange rates was 13.1%. The increase in cost of sales as a % of net revenues was due to an increase in both direct study costs as a % of net revenues and overhead as a % of net revenues. These contributed 260 basis points and 30 basis points respectively to the increase in cost of sales as a % of net revenues. The increase in direct study costs was due to a change in the mix of business while the increase in overhead was due to an increase in power costs of 120 basis points offset by the improved use of capacity. Labor costs as a % of net revenues improved by 130 basis points due to improved use of capacity.

Selling, general and administrative expenses rose by 12.5% to $29.4 million for the year ended December 31, 2006 (15.3% of net revenue) from $26.2 million (15.2% of net revenue) in the year ended December 31, 2005. The underlying increase after adjusting for the impact of the movement in exchange rates was 12.3%. The increase in selling, general and administrative expenses was due to increase in labor costs, including the cost of stock issues under Executive incentive programs.

Other operating expenses of $10.5 million for the year end December 31, 2006 comprised $7.7 million for warrant costs and $1.0 million flotation expenses associated with the listing of the Company’s shares on the NYSE Arca and $1.8 million litigation and other expenses associated with the Animal Rights campaign against the Company.

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

Taxation benefit on losses for the year ended December 31, 2006 was $6.9 million representing a benefit at 640% compared to a taxation expense of $4.1 million representing an expense at 73% for the year ended December 31, 2005. A reconciliation between the US statutory tax rate and the effective rate of income tax benefit on losses before income taxes for the year ended December 31, 2006 and December 31, 2005 is shown below:

	% of income before income taxes
	2006	2005
	%	%
US statutory rate	(35)	35
Foreign rate differential	(23)	24
UK R & D credit and non-deductible items	(468)	(45)
State taxes	(74)	8
Change in estimate	(40)	51
Effective tax rate	(640)	73

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

The overall net income before loss on deconsolidation of variable interest entity, for the year ended December 31, 2006 was $5.8 million compared to a net income of $1.5 million in the year ended December 31, 2005. The diluted loss per share for the year ended December 31, 2006 was $1.18 compared to income of $0.10 for the year ended December 31, 2005.

SEGMENT ANALYSIS

The analysis of the Company's net revenues and operating loss between segments for the three years ended December 31, 2007 is as follows:

The performance of each segment is measured by net revenues and operating income/(loss) before other operating expenses.

Company	2007	2006	2005
	$000	$000	$000
Net revenues
UK	186,935	151,079	135,054
US	49,865	41,138	36,959
Corporate	-	-	-
	$236,800	$192,217	$172,013
Operating income/(loss) before other operating expenses
UK	34,951	21,676	22,531
US	8,309	5,268	5,239
Corporate	(11,385)	(6,875)	(6,751)

	$31,875	$20,069	$21,019
Other operating expense
UK	-	-	-
US	-	-	-
Corporate	-	(10,497)	-

	$-	$(10,497)	$-
Operating income/(loss)
UK	34,951	21,676	22,531
US	8,309	5,268	5,239
Corporate	(11,385)	(17,372)	(6,751)
	$31,875	$9,572	$21,019

UK

2007 v 2006

Net revenues increased by 23.7% in the year ended December 31, 2007 compared with the year ended December 31, 2006. After allowing for the effect of exchange rate movements the increase was 14.0%. The growth in net revenues reflects the increase in orders and, consequently, backlog over the last two years, principally from the pharmaceutical industry. Orders for the year ended December 31, 2007 at constant exchange rates were 8.1% above the previous year.

Costs increased 17.4% in the year ended December 31, 2007 compared with the year ended December 31, 2006. After allowing for the effect of exchange rate movements, the increase was 9.1%. Costs decreased as a % of net revenue, with the exception of labor. Direct study costs and overhead costs both fell as a % of net revenue as a result of improved capacity utilization. Labor costs increased as a % of net revenue due to an increase in incentive accruals as a result of improved performance, and non-cash FAS123R charges associated with management share options.

Operating income for the year ended December 31, 2007 was $35.0 million compared with $21.7 million in the previous year.

2006 v 2005

Net revenues increased by 11.9% in the year ended December 31, 2006 compared with the year ended December 31, 2005. After allowing for the effect of exchange rate movements the increase was 10.4%. The growth in net revenues reflects the increase in orders and, consequently, backlog over the last year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006 at constant exchange rates were 26.1% above the previous year.

Costs increased 14.4% in the year ended December 31, 2006 compared with the year ended December 31, 2005. After allowing for the effect of exchange rate movements, the increase was 12.5%. The main increases were in labor and direct study costs, and reflected the increase in net revenues. Power costs also increased due to the increased price of oil, gas and electricity.

Operating income for the year ended December 31, 2006 was $21.7 million compared with $22.5 million in the previous year.

US

2007 v 2006

Net revenues increased by 21.2% in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The growth in net revenues reflects the increase in orders and consequently, backlog over the last two years, principally from the pharmaceutical industry. Orders for the year ended December 31, 2007 were 5.5% above the previous year.

Costs increased by 15.9% in the year ended December 31, 2007 as compared with the year ended December 31, 2006. Overhead, direct material and labor costs all decreased as a % of net revenue, this was a result of improved capacity utilization during the year.

Operating income for the year ended December 31, 2007 was $8.3 million compared with an operating income of $5.3 million in the previous year.

2006 v 2005

Net revenues increased by 11.3% in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The growth in net revenues reflects the increase in orders and consequently, backlog, over the last year, principally from the pharmaceutical industry. Orders for the year ended December 31, 2006 were 44.5% above the previous year.

Costs increased by 15.1% in the year ended December 31, 2006 as compared with the year ended December 31, 2005. This cost increase was mainly due to higher labor, direct study, subcontract and equipment rental costs, and reflected the increase in net revenues.

Operating income for the year ended December 31, 2006 was $5.3 million compared with an operating income of $5.2 million in the previous year.

Corporate

2007 v 2006

Corporate costs and operating loss for the year ended December 31, 2007 were $11.4 million, a decrease of 34.5% on corporate costs and operating loss for the year ended December 31, 2006 of $17.4 million. Excluding the exceptional other operating expenses in 2006 of $10.5 million, corporate costs have increased by 65.6%. The majority of the increase is a result of an increase in incentive accruals as a result of improved performance, non-cash FAS123R charges associated with management share options, and professional fees.

2006 v 2005

Corporate costs and operating loss for the year ended December 31, 2006 were $17.4 million, an increase of 157.3% on corporate costs and operating loss for the year ended December 31, 2005 of $6.8 million. The majority of the increase was due to the other operating expenses associated with the listing of the Company’s shares on the NYSE Arca and costs associated with the Animal Rights campaign against the Company (see Note 8 for further details).

LIQUIDITY AND CAPITAL RESOURCES

Bank Loan and Non-Bank Loans

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was required to be paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

In accordance with the provisions of FASB Interpretation No. 46R (“FIN 46R”), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date. Please refer to Note 3 for detail of the impact of this deconsolidation.

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

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement. On August 1, 2007 the Company entered into an amendment to its $70 million March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  A closing fee of $4.3 million was paid to the lender in connection with this amendment which has been recorded as a deferred debt premium and is being amortized to interest expense over the remaining term of the loan.  For financial statement presentation purposes, the unamortized amount of the closing fee has been netted against the loan in long-term debt. On November 30, 2007, the Company entered into a Second Amendment to the Financing Agreement in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.

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

Cash flows

During the year ended December 31, 2007 funds used were $11.8 million, decreasing cash on hand and on short-term deposit from $44.1 million at December 31, 2006 to $32.3 million at December 31, 2007. The cash used by operating, investing and financing activities was as follows (in millions):

	2007	2006	2005

Operating income before other operating expense	$31.9	$20.1	$21.0
Depreciation and loss on disposal of fixed assets	9.5	9.5	9.6
Working capital movement	10.2	13.4	(5.5)
Interest paid, net	(9.9)	(10.6)	(8.0)
Capital expenditure	(16.4)	(13.1)	(16.0)
Other operating expense	-	(10.5)	-
Loan (repayments)/receipts net of shares issued	(10.5)	21.2	(9.9)
Repurchase of Common Stock and Warrants	(10.7)	-	-
Payment for acquisition, net of cash acquired	(4.3)	-	-
Purchase of short-term investment	(3.9)	-	-
Effect of exchange rate changes on cash	(7.7)	(1.3)	(9.1)
	$(11.8)	$28.7	$(17.9)

Operating activities generated cash of $47.0 million, of which $3.0 million was due to the reduction in DSOs. This was offset by capital expenditure of $16.4 million and $26.4 million used in financing activities, including $11.6 million debt principal repayment, $5.0 million in costs associated with the August 1, 2007 March 2006 Financing loan amendment and $10.7 million used to repurchase stock and warrants.

Net days sales outstanding (DSOs) at December 31, 2007 were 13 days, a decrease from the 21 days at December 31, 2006. DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total net revenue. The impact on liquidity from a one-day change in DSO is approximately $692,000.

At December 31, 2007, the Company had a working capital surplus of $0.9 million and the Company believes that projected cash flow from operations will satisfy its other contemplated cash requirements for at least the next 12 months.

Commitment and Contingencies

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. Finally Life Sciences Research Limited is obliged to make contributions to its defined benefit pension plan of £2.7 million ($5.4 million) per year, plus expenses estimated at £0.3 million ($0.6 million) a year for the next 8 years. These commitments are set out in the table below:

	Year ended December 31
	Total	2008	2009	2010	2011	2012	2013+
	$000	$000	$000	$000	$000	$000	$000
Alconbury operating lease obligations (a)	$99,222	$2,549	$2,625	$2,704	$2,785	$2,869	$85,690
Operating leases	1,499	877	470	110	42	-	-
Alconbury capital lease obligations (a) (b)	137,812	3,151	3,245	3,343	3,443	3,546	121,084
Other capital lease obligations (b)	790	680	110	-	-	-	-
Purchase obligations	12,723	12,723	-	-	-	-	-
Pension plan contributions	47,775	5,972	5,972	5,972	5,972	5,972	17,915
Contingent acquisition payments (c)	2,301	103	767	767	664	-	-
	$302,122	$26,055	$13,189	$12,896	$12,906	$12,387	$224,689

(a) The Alconbury capital and operating lease contractual obligations include the fixed 3% per year rental increases on the UK leases, and an estimate of 3% for the future United States Consumer Price Index (CPI) increases required under the US lease.

(b) The Alconbury and Other capital lease contractual obligations reflected above include imputed interest.

(c) The purchase agreement, (see Note 5) contains contingent payment amounts. The amounts of the payments due under these provisions cannot be determined until the specific targets are attained.

Contingencies

The Company is party to certain legal actions arising in the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

ORDERS

Net new business signings totalled $267 million for the year ended December 31, 2007. Excluding the effects of movements in foreign exchange, this was an increase of 7% over the prior year. New business growth was slightly faster from the Pharmaceutical industry. Orders from this sector were $229 million, representing growth of 8% on the prior year excluding foreign exchange. The pharmaceutical industry therefore represented 86% of all new business in 2007, up from 85% in 2006. Orders from our non-pharmaceutical customers, primarily agrochemical companies, were $37.5 million, up 2% on the prior year.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which the Company operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 8% of total net revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis á vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2007.

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

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	Average rate (1)
2004	1.9199	1.8321
2005	1.7168	1.8195
2006	1.9572	1.8432
2007	1.9906	2.0011

(1)	Based on the average of the exchange rates on each day during the period.

On March 6, 2007 the noon buying rate for sterling was £1.00 = $2.0073.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of December 31, 2007:

		Expected Maturity Date
		2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	Pound Sterling	13,197	-	-	-	-	-	13,197	13,197
	Euro	569	-	-	-	-	-	569	569
	Japanese Yen	3,693	-	-	-	-	-	3,693	3,693
Short term investments	Pound Sterling	-	3,919	-	-	-	-	3,919	3,919
Accounts receivable	Pound Sterling	26,628	-	-	-	-	-	26,628	26,628
	Euro	526	-	-	-	-	-	526	526
	Japanese Yen	2,847	-	-	-	-	-	2,847	2,847
Capital leases	Pound Sterling	-	534	54	-	-	8,341	8,929	8,929

INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. The adoption of EITF 06-3 during the first quarter of 2007 did not have an effect on the Company’s consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

FORWARD LOOKING STATEMENTS

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with the US dollar debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange–related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at December 31, 2007.

LIBOR

For the year ended December 31, 2007, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $592,000.

Net revenue

For the year ended December 31, 2007, approximately 71% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Managements’ Report on Consolidated Financial Statements and Internal Control	43

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting	44

Report of Independent Registered Public Accounting Firm on Financial Statements –

December 31, 2007 and 2006	45

Consolidated Statements of Operations – Years ended December 31, 2007, 2006 and 2005	46

Consolidated Balance Sheets – December 31, 2007 and 2006	47

Consolidated Statements of Stockholders’ (Deficit)/Equity and

Comprehensive Income/(Loss) – Years ended December 31, 2007, 2006 and 2005         49

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005	51

Notes to Consolidated Financial Statements          53

Managements’ Report on Consolidated Financial Statements and Internal Control

The management of Life Sciences Research, Inc. (the “Company”) has prepared, and is responsible for, the Company’s consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The purpose of this system of internal accounting controls over financial reporting is to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of accurate and complete consolidated financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal audit function that evaluates and reports on the adequacy and effectiveness of internal controls, policies and procedures.

The Company’s management concluded that its internal control over financial reporting as of December 31, 2007 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Hugh Scott, P.C., as stated in their reports which are included elsewhere herein.

/ S /	Andrew Baker

Chairman and Chief Executive Officer - Principal Executive Officer

/ S /	Richard Michaelson

Chief Financial Officer - Principal Financial and Accounting Officer

East Millstone, New Jersey

March 11, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited Life Sciences Research, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Life Sciences Research, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Life Sciences Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Sciences Research, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Hugh Scott, P.C.

Lakewood, New Jersey

February 28, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of Life Sciences Research, Inc.

We have audited the accompanying consolidated balance sheets of Life Sciences Research, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Sciences Research, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Hugh Scott, P.C.

Lakewood, New Jersey

February 28, 2008

Life Sciences Research Inc. and Subsidiaries

Consolidated Statements of Operations

Dollars in (000’s), except per share amounts

	Year Ended December 31,
	2007	2006	2005

Net revenues	$236,800	$192,217	$172,013
Cost of sales	(165,790)	(142,701)	(124,820)
Gross profit	71,010	49,516	47,193
Selling, general and administrative expenses	(39,135)	(29,447)	(26,174)
Other operating expense	-	(10,497)	-
Operating income	31,875	9,572	21,019
Interest income	2,171	1,511	79
Interest expense	(12,931)	(14,078)	(8,072)
Other (expense)/income	(1,895)	1,923	(7,406)
Income/(loss) before income taxes	19,220	(1,072)	5,620
Income tax (expense)/benefit	(33,194)	6,856	(4,129)
(Loss)/income before loss on deconsolidation of variable interest entity	(13,974)	5,784	1,491
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	(20,656)	-
Net (loss)/ income	$(13,974)	$(14,872)	$1,491

Basic (loss)/ income per share
(Loss)/income before loss on deconsolidation of variable interest entity	$(1.10)	$0.46	$0.12
Loss on deconsolidation of variable interest entity	-	(1.64)	-
Basic (loss)/ income per share	$(1.10)	$(1.18)	$0.12

Diluted (loss)/ income per share (Note 2)
(Loss)/income before loss on deconsolidation of variable interest entity	$(1.10)	$0.46	$0.10
Loss on deconsolidation of variable interest entity	-	(1.64)	-
Diluted (loss)/ income per share (Note 2)	$(1.10)	$(1.18)	$0.10

Weighted average number of common stock outstanding
-basic	12,697,992	12,643,590	12,517,636
-diluted	12,697,992	12,643,590	14,533,377

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. & Subsidiaries

Consolidated Balance Sheets

Dollars in (000’s), except per share amounts

	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$32,304	$44,088
Short-term investments	3,919	-
Accounts receivable	30,116	38,677
Unbilled receivables, net	25,935	17,459
Inventories	2,530	1,962
Prepaid expenses and other current assets	9,270	10,339
Total current assets	$104,074	$112,525
Property and equipment, net	70,994	63,630
Goodwill	7,268	1,520
Other assets	8,382	10,341
Deferred income taxes	10,865	42,563
Total assets	$201,583	$230,579
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$15,477	$16,973
Accrued payroll and other benefits	6,644	9,743
Accrued expenses and other liabilities	33,086	17,721
Short-term debt	618	889
Fees invoiced in advance	47,347	44,435
Total current liabilities	$103,172	$89,761
Long-term debt, net	75,429	89,151
Deferred gain on disposal of US property	8,787	9,107
Pension liabilities	43,522	47,652
Total liabilities	$230,910	$235,671

(Continued)

Life Sciences Research Inc. & Subsidiaries

Consolidated Balance Sheets (Continued)

Dollars in (000’s), except per share amounts

December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)	2007	2006

Commitments and contingencies	-	-
Stockholders' equity/(deficit)
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at December 31, 2007: 12,626,498
(December 31, 2006: 12,775,120)	126	128
Paid in capital Less: Promissory notes for issuance of common stocks	87,216 -	95,762 -
Accumulated other comprehensive loss	(46,875)	(45,162)
Accumulated deficit	(69,794)	(55,820)
Total stockholders' equity/(deficit)	$(29,327)	$(5,092)
Total liabilities and stockholders' equity/(deficit)	$201,583	$230,579

The accompanying notes are an integral part of the consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive Income/(Loss)

Dollars in (000’s), except per share amounts

	Common Stock	Common Stock at Par	Promissory Notes for Issuance of Common Stock	Additional Paid in Capital	Accum-ulated Deficit	Accumulated Other Compre-hensive Loss	Total
Balance, December 31, 2004	12,441	$125	$(697)	$75,671	$(42,439)	$(34,724)	$(2,064)
Issue of shares	112	1	-	177	-	-	178
Increase in value net of repayment of Promissory notes	-	-	492	-	-	-	492
Comprehensive loss:
Net income for the year	-	-	-	-	1,491	-	-
Minimum pension liability, net of $6,186 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	(14,435)	-
Translation adjustments, net of $32 tax	-	-	-	-	-	(230)	-
Total comprehensive income	-	-	-	-	-	-	(13,174)
Balance, December 31, 2005	12,533	$126	$(205)	$75,848	$(40,948)	$(49,389)	$(14,568)

Issue of shares	191	2	-	1,764	-	-	1,766
Exercise of stock options	31	-	-	62	-	-	62
Stock based compensation expense	-	-	-	18,088	-	-	18,088
Increase in value net of repayment of Promissory notes	-	-	205	-	-	-	205
Comprehensive loss:
Net loss for the year	-	-	-	-	(14,872)	-	-
Minimum pension liability, net of $2,650 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	6,183	-
Translation adjustments, net of $205 tax	-	-	-	-	-	(1,956)	-
Total comprehensive loss	-	-	-	-	-	-	(10,645)
Balance, December 31, 2006	12,775	$128	$-	$95,762	$(55,820)	$(45,162)	$(5,092)

(Continued)

Life Sciences Research Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit)/Equity and Comprehensive Income/(Loss)

Dollars in (000’s), except per share amounts

	Common Stock	Common Stock at Par	Promissory Notes for Issuance of Common Stock	Additional Paid in Capital	Accum-ulated Deficit	Accumulated Other Compre-hensive Loss	Total

Balance, December 31, 2006	12,775	$128	$-	$95,762	$(55,820)	$(45,162)	$(5,092)
Issue of shares	13	-	-	-	-	-	-
Exercise of stock options	88	-	-	238	-	-	238
Stock based compensation expense	-	-	-	1,908	-	-	1,908
Repurchase of shares	(250)	(2)	-	(3,998)	-	-	(4,000)
Repurchase of warrants	-	-	-	(6,694)	-	-	(6,694)
Comprehensive loss:
Net loss for the year	-	-	-	-	(13,974)	-	-
Minimum pension liability, net of $309 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	(721)	-
Translation adjustments, net of $243 tax	-	-	-	-	-	(992)	-
Total comprehensive loss	-	-	-	-	-	-	(15,687)
Balance, December 31, 2007	12,626	$126	$-	$87,216	$(69,794)	$(46,875)	$(29,327)

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in (000’s) except per share amounts

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(13,974)	$(14,872)	$1,491
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Depreciation and amortization	9,519	9,514	9,581
Amortization of gain on disposal of US property	(320)	(161)	-
Non-cash compensation expense associated with employee stock compensation plans	1,908	2,441	-
Loss on deconsolidation of variable interest entity	-	42,874	-
Foreign exchange (gain)/loss on March 2006 Financing and Capital Bonds	(770)	(6,210)	5,145
Foreign exchange gain on intercompany balances	(169)	(692)	(518)
Deferred income tax expense/(benefit)	33,194	(29,074)	4,128
Provision for losses on accounts receivable	26	73	363
Amortization of Capital Bonds issue costs	-	70	184
Amortization of debt issue costs included in interest expense	1,789	861	-
Amortization of financing costs	2,134	3,879	2,780
Amortization of warrants	-	9,265	347
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	2,607	(3,540)	(11,475)
Inventories	(522)	301	(181)
Accounts payable, accrued expenses and other liabilities	9,775	5,692	6,072
Fees invoiced in advance	1,795	7,028	(859)
Net cash provided by operating activities	$46,992	$27,449	$17,058

Cash flows (used in)/provided by investing activities:
Purchase of property, plant and equipment	(16,439)	(13,093)	(15,973)
Sale of property, plant and equipment	17	6	-
Payment for acquisition, net of cash acquired	(4,340)	-	-
Purchase of short-term investments	(3,919)	-	-
Net cash used in investing activities	$(24,681)	$(13,087)	$(15,973)

(Continued)

Life Sciences Research Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Dollars in (000’s) except per share amounts

	Year Ended December 31,
	2007	2006	2005
Cash flows (used in)/provided by financing activities:
Proceeds from issue of Voting Common Stock	238	648	670
Proceeds from long-term borrowings	-	70,000	30,000
Repurchase of Voting Common Stock	(4,000)	-	-
Repurchase of warrants	(6,694)	-	-
Increase in other assets	-	(8,145)	-
Increase in deferred finance	(4,300)	-	-
Repayments of long-term borrowings	(10,729)	(71)	(41,106)
Repayments of short-term borrowings	(904)	(46,871)	500
Net cash used in financing activities	$(26,389)	$15,561	$(9,936)

Effect of exchange rate changes on cash and cash equivalents	(7,706)	(1,255)	(9,070)
(Decrease)/increase in cash and cash equivalents	(11,784)	28,668	(17,921)
Cash and cash equivalents at beginning of year	44,088	15,420	33,341
Cash and cash equivalents at end of year	$32,304	$44,088	$15,420
Supplementary Disclosures:
Interest paid	$11,609	$10,572	$7,913
Taxes paid	$307	$142	$316

Supplementary disclosures of non-cash financing activity:
Increase in accrued liabilities for acquisition-related commitments	$1,769	$-	$-
Issuance of warrants to lender	$-	$5,281	$-
Issuance of warrants to financial advisor	$-	$3,278	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	THE COMPANY AND ITS OPERATIONS

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

A summary of the significant accounting policies, is set out below:

Basis of Presentation and Principles of Consolidation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

The consolidated financial statements incorporate the accounts of LSR and each of its subsidiaries. All inter-company balances have been eliminated upon consolidation.

On June 14, 2005, the Company entered into and consummated purchase and sale agreements with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) for the sale and leaseback of the Company’s three operating facilities in Huntingdon and Eye, England and East Millstone, New Jersey (the “Sale/Leaseback Transaction”). Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker. The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million in cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date. Please refer to Note 3 for detail of the impact of this deconsolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less at the date of purchase. Certain cash and cash equivalents are deposited with financial institutions, and a majority of such amounts exceed insured depository limits.

Short-term investments in Marketable Securities

At times the Company may purchase short-term investments comprised of UK Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Company has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.  At December 31, 2007, held-to-maturity investments totaling $3.9 million will mature in March 2008.  The company held no short-term investments at December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company's significant financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, and short and long-term debt approximate their fair values at December 31, 2007 and 2006.

Allowance for Uncollectible Accounts

The Company establishes an allowance for uncollectible accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the uncollectible account allowance is based on historical information, a review of customer accounts and related receivable balances, and management’s assessment of current economic conditions. The Company reassesses the allowance for uncollectible accounts annually.

Inventories

Inventories are valued on a FIFO (first-in, first out) method at the lower of cost, or market value. They comprise materials and supplies.

Property, Plant and Equipment

Property, plant and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis. Estimated useful lives are as follows:

Leasehold land and buildings	over the remaining lease term
Leasehold improvements	15 years – the remaining lease term
Plant and equipment	4 - 25 years
Vehicles	5 years
Computers and software	3 - 5 years

Repair and maintenance expenses on these assets arising from the normal course of business are expensed in the period incurred.

Concentration of Credit Risk

The Company maintains cash and cash equivalents, and short-term investments with various financial institutions. These financial institutions are located primarily in the US and the Company's policy is designed to limit exposure with any one institution.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. The Company believes its exposure to credit risk to be minimal, as these industries have experienced significant growth and the customers are predominantly well established and viable. Additionally, the Company maintains allowances for potential credit losses. Credit losses incurred have not exceeded management's expectations. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable and unbilled receivables less fees invoiced in advance.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

Revenue Recognition

The majority of the Company's net revenues have been earned under contracts, which generally range in duration from a few months to three years. Net revenue from these contracts is generally recognized over the term of the contracts as services are rendered. Contracts may contain provisions for re-negotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in net revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by the Company's customers either immediately or upon notice at a future date. The contracts generally require payments to the Company to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide the Company with a portion of the fees or income that would have been earned under the contract had the contract not been terminated early.

Unbilled receivables are recorded for net revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of certain aspects of the contract or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Fees in advance are recorded for amounts billed to customers for which net revenue has not been recognized at the balance sheet date (such as upfront payments upon contract authorization, but prior to the actual commencement of the study).

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

Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate, assets and liabilities are translated at year-end exchange rates, capital accounts are translated at historical exchange rates, and retained earnings are translated at the weighted average of historical rates. Translation adjustments are presented as a separate component of other accumulated comprehensive loss in the financial statements.

Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets (Note 5). In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

The Company allocates the purchase price of acquisitions to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with any residual amounts allocated to goodwill.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2007 or 2006.

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flows, as appropriate.

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company adopted the provisions of SFAS No. 146, which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring costs are typically recorded in other operating expenses in the period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, when the liability is incurred.

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

Pension Costs

During the year the Company had two defined contribution plans. One of the defined contribution pension plans covers all employees in the US; the other, employees in the UK. Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees in the UK based on their final pensionable salary. As of December 31, 2002, the defined benefit pension plan was curtailed. The gain on curtailment was recognized in the Statement of Operations according to SFAS No. 88, “Employees’ Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits”. The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" and FAS158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. The net asset at transition, prior service cost and net (loss)/gain subject to amortization, outside the corridor, are being amortized on a straight-line basis over periods of 15 years, 10 years and 10 years respectively. The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods. These also include management estimates in the calculation of pension liabilities covering discount rates, return on plan assets and other actuarial assumptions. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from those estimates.

Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share" (“SFAS 128”). Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted income per share is similar to the computation of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the income of the Company.

The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2007	2006	2005
Weighted-average shares outstanding – basic	12,697,992	12,643,590	12,517,636
Plus: Effect of dilutive potential common share	-	-	2,015,741

Weighted-average shares used in calculating diluted net income (loss) per share	12,697,992	12,643,590	14,533,377

Options to purchase 1,021,432 and 971,817 common shares (weighted average) were outstanding during 2007 and 2006 respectively, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. Warrants to purchase 1,256,680 and 901,218 common shares (weighted average) were outstanding during 2007 and 2006 respectively, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. The 2006 diluted loss per share is presented excluding the effect of anti-dilutive securities. The result of this change increased the 2006 diluted loss per share to $1.18 from $1.02.

Segment Analysis

In accordance with the SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Loans and Warrants

In accordance with Accounting Principles Board ("APB") Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Share Purchase Warrants", loans and warrants are recorded at their pro-rata fair values in relation to the proceeds received with the portion allowable to the warrants accounted for as paid-in-capital. The costs of raising long-term financing are capitalized as an asset and are amortized, using the effective interest method, over the term of the debt. "Amortization of warrants" of $861,000 presented in the 2006 cash flow statement is now reflected as "Amortization of debt issue costs included in interest expense" to conform to the current year presentation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) utilizing the “modified prospective” method as described in FAS 123R. FAS 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”.

In the “modified prospective” method, compensation cost is recognized for all stock option and stock-based arrangements granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS 123R, prior period amounts were not restated. FAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At December 31, 2007, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $2.4 million compared to $4.2 million for the year ended December 31, 2006, and a total weighted average remaining term of 8.92 years compared to 8.90 years in the same period in 2006. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, aggregated $1.9 million for the year ended December 31, 2007 compared to $0.7 million for the year ended December 31, 2006. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income per Common Share and Diluted Net Income per Common Share by $0.13 and $0.13, respectively, during the year ended December 31, 2007. The recognition of total stock-based compensation expense impacted Basic Net Income per Common Share and Diluted Net Income per Common Share by $0.05 and $0.05, respectively, during the year ended December 31, 2006.

Prior to the effective date, the stock-based compensation plans were accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the year ended December 31, 2005, is illustrated in the following table:

		Year ended December 31, 2005
		$000
Net income	As reported	$1,491
Less: Pro forma expense as if stock options were
charged against net income, net of tax		(319)
	Pro forma	$1,172
Basic and Diluted EPS:	As Reported	$0.12 and $0.10
	Pro forma	$0.09 and $0.08

The per share weighted average exercise price of the stock options granted during 2007, 2006 and 2005 was $16.65, $9.90 and $11.15 respectively. The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the years ended December 31, 2007, 2006 and 2005:

	FAS 123R Expense	FAS 123R Expense	FAS No. 123 Pro Forma
	2007	2006	2005

Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock, range	49.4% - 130.8%	49.4% - 146.4%	47.1% - 55.9%
Risk-free interest rate, range	3.52% - 4.98%	3.71% - 4.98%	3.90% - 4.71%

Expected term of options	5.5 - 10 years	5 - 10 years	10 years

Recently Issued Accounting Standards

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. The adoption of EITF 06-3 during the first quarter of 2007 did not have an effect on the Company’s consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

3.	LOSS ON DECONSOLIDATION OF VARIABLE INTEREST ENTITY

As described in Note 2, and in compliance with FIN 46R, the Company had included the operating results and accounts of Alconbury in its Condensed Consolidated Financial Statements since the inception of Alconbury on June 14, 2005, based on the Company being the primary beneficiary of Alconbury. On June 29, 2006 the Company determined that it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury's assets and liabilities from the Company's Condensed Consolidated Balance Sheet as of that date. The effect of removing Alconbury can be summarized as follows:

The assets and liabilities of Alconbury removed from the Condensed Consolidated Balance Sheet consists of the following:

$000
Cash	$1,436
Deferred charges	713
Accrued mortgage interest payable	(767)
Mortgage loans payable	(30,000)
Net assets (liabilities) of Alconbury	$(28,618)

Since Alconbury is now deconsolidated, the Company will also no longer be eliminating certain inter-company transactions and balances relating to its dealings with Alconbury and affecting the Condensed Consolidated Balance Sheet, as follows:

$000
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

$000
Deferred income tax benefit	$(22,218)

The net effect after taxes of the foregoing items has been to record a loss on deconsolidation of variable interest entity during the quarter ended June 30, 2006 as follows:

$000
Loss on deconsolidation of variable interest entity	$20,656

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

	2007	2006
	$000	$000
Property, plant and equipment, at cost:
Building and facilities	$-	$-
Leasehold buildings and improvements	40,392	34,336
Plant, equipment, vehicles, computers and software	133,123	121,269
Assets in the course of construction	290	319

	173,805	155,924
Less: Accumulated depreciation	(102,811)	(92,294)
	$70,994	$63,630

Depreciation expense aggregated $9,519,000, $9,514,000 and $9,581,000 for 2007, 2006 and 2005 respectively.

The net book value of assets held under capital leases and included above is as follows:

2007				2006
	Cost	Accumulated Depreciation	Net book Value	Cost	Accumulated Depreciation	Net book Value
	$000	$000	$000	$000	$000	$000
Alconbury capital leases	$23,341	$1,989	$21,352	$23,201	$1,204	$21,997
Other capital leases	2,752	1,018	1,734	2,684	505	2,179
	$26,093	$3,007	$23,086	$25,885	$1,709	$24,176

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The Alconbury capital leases are included in Leasehold buildings and improvements whilst Other capital leases are included in Plant, equipment, vehicles, computers and software.

Depreciation expense on these capital leases and included above, amounted to $1,284,000 (of which $778,000 related to Alconbury capital leases), $1,017,000 (of which $683,000 related to Alconbury capital leases), and $140,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.	GOODWILL AND OTHER ASSETS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which eliminates the pooling of interests method of accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. The Company adopted SFAS No. 142 as of January 1, 2003. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This statement requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

Huntingdon Life Sciences KK (“HLS KK”) has acted as the Company’s marketing representative in Japan since 1996. This Company was a joint venture, 50% of which was owned by Huntingdon. On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon. The purchase price was payable over a three year period, and was equal to the greater of (a) $1 million or (b) the commission which would have been paid if the purchase had not happened. Payments during that three year period were made at the rate which had been in effect for commissions prior to the acquisition, and was payable semi-annually. At December 31, 2007 and 2006, goodwill on purchase was Japanese Yen 161,400,000 ($1,444,000 and $1,354,000 at year end rates respectively).

Prior to this date, the shares owned by Huntingdon in HLS KK were held as an investment, as the day to day control of HLS KK was not exercised by the Company.

During December 2007, the Company acquired all of the outstanding stock of a company providing pharmaceutical development services ("Services Company”). The purchase price, including acquisition expenses, was approximately $7,760,000, of which $6,013,000 was paid in cash at closing. A working capital adjustment is payable to the sellers in the first quarter of 2008 and estimated to be $1,747,000, which is included in the recorded purchase price at December 31, 2007. The purchase agreement also provides for annual contingent payments totaling approximately $1,991,000 if the Services Company's profits, as defined in the purchase agreement, meet certain base profit levels during each of the three years ended December 31, 2010. At the conclusion of the three year period, based upon cumulative profits of the Services Company during that period, there may be a final adjustment increasing the total amount of these contingent payments. An additional contingent amount of approximately $310,000 is payable in three equal annual installments.

The acquisition was accounted for as a purchase and the Services Company's results of operation for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Operations.  The preliminary purchase price has been allocated to the following assets:

$000
Tangible assets (including cash of $1,747,000)	$2,819
Goodwill	5,720
Liabilities assumed	(779)
Fair value of assets acquired	$7,760

The company will finalize the purchase price allocation during 2008. The final purchase price allocation may result in different allocations for tangible and intangible assets and different depreciation and amortization expense than that reflected in the consolidated financial statements of the Company.

At December 31, 2007 other assets represent finance costs associated with the sale/leaseback transaction of $1,207,000 and finance costs associated with the March 2006 Financing of $11,231,000, net of amortization of $4,056,000. At December 31, 2006 other assets represent finance costs associated with the sale/leaseback transaction of $1,200,000 and finance costs associated with the March 2006 Financing of $11,043,000, net of amortization of $1,902,000. The movement in the asset values has occurred due to the revaluation of functional currencies during the period. Amortization is expensed over the period of the lease and the March 2006 Financing. Amortization expense for these other assets is expected to be $1,969,000 in 2008, $2,289,000 in 2009, $2,686,000 in 2010, $533,000 in 2011, and $40,000 in 2012.

6.	INCOME TAXES

The components of income / (loss) before taxes and the related benefit/(expense) for tax for the years ended December 31 are as follows:

Income/(loss) before taxes	2007	2006	2005
	$000	$000	$000
United Kingdom	19,907	16,173	10,823
United States	(1,200)	(15,285)	207
Japan	513	(319)	96
British Virgin Islands	-	(1,641)	(5,506)

	$19,220	$(1,072)	$5,620

The (expense)/benefit for income taxes by location of the taxing jurisdiction for the years ended December 31, consisted of the following:	2007 $000	2006 $000	2005 $000
Current Taxation:
- State Taxes – US	60	-	(452)
- Corporate Tax – US	-	-	(200)
- Corporate Tax – Japan	(126)	-	(55)
Deferred taxation: - United Kingdom - Corporate Tax – US - State Tax - US - Japan	(32,044) (1,073) - (11)	(3,327) 9,267 793 123	(326) (3,123) - 27
	$(33,194)	$6,856	$(4,129)

Reconciliation between the US statutory rate and the effective rate is as follows:

	% of income/(loss) before income taxes
	2007	2006	2005
	%	%	%
US statutory rate	35	(35)	35
Foreign rate differential	(5)	(23)	24
UK R & D credit and non-deductible items	(53)	(468)	(45)
Valuation allowance	195	-	-
State taxes	-	(74)	8
Change in estimate	1	(40)	51
Effective tax rate	173	(640)	73

The 2007 effective tax percentages include the valuation allowance adjustment of the UK net operating losses. The 2006 effective tax percentages are exaggerated due to the low value of the loss before income taxes.

The UK government introduced a new tax allowance, ‘Research and Development Tax Credit’ (UK R & D credit), for large companies in 2002. This UK R & D credit allows the UK companies to recover an additional 25% of their research and development expenses in addition to the 100% normally allowed. The 2007, 2006 and 2005 claims are part of the non-deductible items above.

The valuation allowance adjustment in 2007 was a result of the UK taxing authority's review of the Company's UK R & D credit in the fourth quarter of 2007 and a statutory increase in the allowable credit starting in 2008. As a result of the change in the law, the UK R & D credit will eliminate all UK taxable income of the Company and the company will not need to utilize its net operating loss carry-forwards. As long as the UK R & D credit exists in its current form, the Company will maintain a full valuation allowance against the deferred tax assets in the UK until sufficient positive evidence exists to reduce or eliminate the allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. FIN 48 provides that unrecognized tax benefits should be based on the facts, circumstances and information available at each balance sheet date and that subsequent changes in judgment should be based on new facts and circumstances and any resulting change in the amount of unrecognized tax benefit should be accounted for in the interim period in which the change occurs. The adoption of FIN 48 had no impact on the Company's consolidated financial statements. The Company had no unrecognized tax benefits included in liabilities as of January 1, 2007 and December 31, 2007.

Interest and penalty costs related to unrecognized tax benefits, are classified as a component of interest income and other income / (expense), net, in the accompanying consolidated statements of operations. The Company did not recognize any interest and penalty expenses related to unrecognized tax benefits for the year ended December 31, 2007.

The Company and its subsidiaries conducts business primarily in the UK, US and Japan. With a few exceptions, the Company is no longer subject to US federal, state or local income tax audits by taxing authorities for years before 2004. The most significant US jurisdictions in which the Company is required to file income tax returns include the states of New Jersey and Maryland. As of December 31, 2007, the Company is being audited by the Internal Revenue Service for the tax year ended December 31, 2005. Although the Company believes the probable outcome of these audits will not materially affect the Company's consolidated financial statements, the ultimate resolution of the audits is uncertain and, therefore, the Company cannot estimate the impact, if any, on its unrecognized tax benefits. The Company's UK tax filing through December 31, 2004 have been reviewed by the UK taxing authorities.

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

The losses before tax of the British Virgin Islands in 2006 represents the Alconbury balances which were consolidated in accordance with the provisions of FASB Interpretation No. 46R.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
	$000	$000
Non-current deferred tax assets:
Net operating losses – US	$4,307	$4,817
Net operating losses – UK	28,476	22,346
Valuation allowance – Net operating losses – UK	(24,123)	-
Net operating losses – Japan	157	179
Deferred gain on Sale/Leaseback Transaction	3,515	3,643
Unexercised warrant amortization	3,999	4,079
Net pension plan minimum liability adjustment – UK	13,056	14,295
Valuation allowance – Net pension plan minimum liability	(13,056)	-
Capital losses – UK	11,849	12,317
Valuation allowance – UK	(11,849)	(12,317)

Net non-current deferred tax assets	$16,331	$49,359

Non-current deferred tax liabilities:
Property and equipment - US	$1,113	$966
- UK	4,353	5,830
Total	$5,466	$6,796

Net non-current deferred tax assets	$10,865	$42,563

In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

The gross amount of net operating losses in the US is $8,796,000, of which $755,000 expires in 2018, $523,000 expires in 2019, $1,087,000 expires in 2021, $414,000 expires in 2022, $1,783,000 expires in 2024, $3,840,000 expires in 2026 and $394,000 expires in 2027. The gross amount of net operating losses in the UK of $86,575,000 has no expiration date. The Company has provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will not be realized through taxable income in the foreseeable future. A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

The Company’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. The Company intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, United States income taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2007.

7.	LONG-TERM DEBT AND RELATED PARTY LOANS

	2007	2006
	$000	$000
New Financing	$59,200	$69,936
Warrants and Financing costs	(7,209)	(4,693)
Capital leases, net of current portion	97	707
Alconbury leases	23,341	23,201
	$75,429	$89,151

Repayment Schedule	Total	2009	2010	2011	2012	Thereafter
	$000	$000	$000	$000	$000	$000
New Financing	59,200	-	-	59,200	-	-
Capital leases	97	97	-	-	-	-
Alconbury leases	23,341	-	-	-	-	23,341
	$82,638	$97	$-	$59,200	$-	$23,431

Bank Loans and Non-Bank Loans

On January 20, 2001, the Company's non-bank loan of £22.6 million ($43.4 million approximately based on exchange rates at the time), was refinanced by Stephens Group Inc. and other parties. The loan was transferred from Stephens Group Inc. to an unrelated third party effective February 11, 2002. It was repayable on June 30, 2006 and interest was payable quarterly at LIBOR + 175 basis points. At the same time the Company was required to take all reasonable steps to sell off such of its real estate assets through sale/leaseback transactions and/or obtaining mortgage financing secured by the Company's real estate assets to discharge this loan. The loan was held by LSR Ltd. and was secured by the guarantees of the wholly owned subsidiaries of the Company including LSR Ltd., Huntingdon Life Sciences Ltd. and Huntingdon Life Sciences Inc., and collateralized by all the assets of these companies. On June 14, 2005 this non bank loan was fully repaid using the proceeds from the Sale/Leaseback Transaction and cash on hand.

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was required to be paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company has reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests. The Company has determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date. Please refer to Note 3 for detail of the impact of this deconsolidation.

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

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender. The borrower under the Financing Agreement is Huntingdon Life Sciences Limited and LSR and substantially all of LSR’s other subsidiaries guarantee all of the borrower’s obligations thereunder. The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests). The Financing Agreement contains standard financial and business covenants, including, without limitation, reporting requirements, limitations on the incurrence of additional indebtedness, events of default, limitations on dividends and other payment restrictions and various financial ratio requirements. The loan is secured by substantially all of the assets of the Company and the Company has in connection therewith entered into a customary Security Agreement and a customary Pledge and Security Agreement. On August 1, 2007 the Company entered into an amendment to its $70 million March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  A closing fee of $4.3 million was paid to the lender in connection with this amendment which has been recorded as a deferred debt premium and is being amortized to interest expense over the remaining term of the loan.  For financial statement presentation purposes, the unamortized amount of the closing fee has been netted against the loan in long-term debt. On November 30, 2007, the Company entered into a Second Amendment to the Financing Agreement in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.

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

As part of the Sale/Leaseback Transaction, the Company (through subsidiaries) entered into thirty-year leases with Alconbury for each facility, with two five-year renewal options. The initial base aggregate annual rent for the facilities was $4.9 million (approximately $1.8 million in the US and approximately $3.1 million in the UK) which increases by 3% each year for the UK facilities and by an amount equal to the annual US consumer price index for the US facility. Under the terms of the leases, no security deposit was initially required, but a three-month security deposit was required to be paid at the time that Alconbury refinanced its financing arrangements. Additionally, because the leases are “triple net” leases, LSR also pays for all of the costs associated with the operation of the facilities, including costs such as insurance, taxes and maintenance.

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

8.	OTHER OPERATING EXPENSE

	2007 $000	2006 $000	2005 $000
Litigation and other expenses associated with obtaining first time legal protections against Animal Rights Extremists	$-	$1,790	$-
Other exchange gains – intercompany balances	-	1,046	-
Amortization of financing costs	-	7,661	-

	$-	$10,497	$-

9.	OTHER (EXPENSE)/INCOME

	2007 $000	2006 $000	2005 $000
Exchange gain/(loss) on March 2006 Financing and Capital Bonds	$770	$6,210	$(5,144)
Other exchange gains – intercompany balances	169	692	518
Amortization of financing costs	(2,834)	(4,979)	(2,780)

	$(1,895)	$1,923	$(7,406)

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment under various non-cancelable operating and capital leases. The Company is also obligated under purchase agreements, including long term power contracts. Finally Life Sciences Research Limited is obliged to make contributions to its defined benefit pension plan of £2.7 million ($5.4 million) per year, plus expenses estimated at £0.3 million ($0.6 million) a year for the next 8 years. These commitments are set out in the table below:

	Year ended December 31
	Total	2008	2009	2010	2011	2012	2013+
	$000	$000	$000	$000	$000	$000	$000
Alconbury operating lease obligations (a)	$99,222	$2,549	$2,625	$2,704	$2,785	$2,869	$85,690
Operating leases	1,499	877	470	110	42	-	-
Alconbury capital lease obligations (a) (b)	137,812	3,151	3,245	3,343	3,443	3,546	121,084
Other capital lease obligations (b)	790	680	110	-	-	-	-
Purchase obligations	12,723	12,723	-	-	-	-	-
Pension plan contributions	47,775	5,972	5,972	5,972	5,972	5,972	17,915
Contingent acquisition payments (c)	2,301	103	767	767	664	-	-
	$302,122	$26,055	$13,189	$12,896	$12,906	$12,387	$224,689

(a) The Alconbury capital and operating lease contractual obligations include the fixed 3% per year rental increases on the UK leases, and an estimate of 3% for the future United States Consumer Price Index (CPI) increases required under the US lease.

(b) The Alconbury and Other capital lease contractual obligations reflected above include imputed interest.

(c) The purchase agreement, (see Note 5) contains contingent payment amounts. The amounts of the payments due under these provisions cannot be determined until the specific targets are attained.

Leases

In 2005, the Company entered into a sale-leaseback arrangement for its two UK and one US properties with a related party, Andrew Baker, the Company’s Chairman and CEO, as more fully described in Note 2 to the financial statements. The UK buildings and the US land and buildings were determined to be capital leases, while the land portion of the UK properties were determined to be operating leases under FASB No. 13. The gain of approximately $9.6 million on the sale of the US property has been deferred and is being amortized over the 30-year term of the lease. The leases on these properties are for 30 year terms and expire in 2035. The leases also have two 5-year renewal options under the same terms and conditions in effect under the leases immediately prior to the renewal periods. The annual rental payments on the US leases currently approximate $2.0 million and call for annual CPI increases. The annual rental payments on the UK leases currently approximate $3.5 million and have fixed annual increases of 3% per year during the term of the lease. All of the Alconbury leases are "triple net" leases and the Company is required to pay for all of the costs associated with the operation of the facilities, including insurance, taxes and maintenance. The implicit interest rate on the Alconbury capital leases approximate 12.25%, representing the rate required to discount the future stream of rental payments to equal the appraised value of the properties at the date of the sale-leaseback transaction.

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of net minimum lease payments as of December 31, 2007:

	Alconbury capital leases	Other capital leases	Total capital leases
	$000	$000	$000
Total payments due	$137,812	$790	$138,602
Less amounts representing interest	(114,471)	(73)	(114,544)
Present value of net minimum lease payments	23,341	717	24,058
Less current portion of capital lease obligations	-	(618)	(618)
Non-current portion of capital lease obligations	$23,341	$99	$23,440

Depreciation expense on these capital leases amounted to $1,284,000, (of which $778,000 related to the Alconbury capitalized leased assets) for the year ended December 31, 2007.

Operating lease expenses were as follows:

	2007	2006	2005
	$000	$000	$000
Alconbury operating leases	2,487	1,104	-
Plant and equipment	1,306	1,403	441
Other operating leases	220	209	418

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

11.	STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2007 and 2006 LSR had outstanding 12,626,498 and 12,775,120 shares of Voting Common Stock of par value of $0.01 each respectively.

Stock based option plans

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

Date of Grant	Numbers Granted	Exercise Price
June 8, 2006	7,500	$10.75

In addition in June 2006, a total of 7,500 shares of the Company’s common stock were issued to non-management directors of the Company.

In December 2006, options to purchase an aggregate of 480,000 shares LSR Common Stock were issued, all at exercise prices equal to the average daily high for the five trading days leading up to the date of grant, with ten-year terms; 50% of the shares exercisable on December 31, 2008 and with the remaining 50% exercisable on December 31, 2009, listed below:

Date of Grant	Numbers Granted	Exercise Price
December 6, 2006	480,000	$9.95

In addition in December 2006, a total of 100,000 shares of the Company’s common stock were awarded to two of the executive officers of the Company (50,000 each to Richard Michaelson and Mark Bibi).

In January 2007, options to purchase an aggregate of 5,000 shares LSR Common Stock were issued, all at exercise prices equal to the average daily high for the five trading days leading up to the date of grant, with ten-year terms; 50% of the shares exercisable on December 31, 2008 and with the remaining 50% exercisable on December 31, 2009, listed below:

Date of Grant	Numbers Granted	Exercise Price
January 9, 2007	5,000	$13.79

In December 2007, options to purchase an aggregate of 5,000 shares LSR Common Stock were issued, all at exercise prices equal to the market price at the date of grant, with ten-year terms; 50% of the shares exercisable on December 31, 2008 and with the remaining 50% exercisable on December 31, 2009, listed below:

Date of Grant	Numbers Granted	Exercise Price
December 19, 2007	5,000	$19.50

2004 Long Term Incentive Plan

Effective June 1, 2004 the Company adopted the 2004 Long Term Incentive Plan (“2004 LTIP”), pursuant to the terms of the 2001 Equity Incentive Plan. The 2004 LTIP had two components: a grant of stock options, with a vesting date of March 31, 2007, and a cash bonus to be awarded in 2007 based on 2006 Company financial performance. Based upon the 2006 performance no cash bonus was awarded.

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP; 55,500 of such options were granted to Andrew Baker, the Company’s Chairman and CEO, 55,500 of such options were granted to Brian Cass, the Company’s Managing Director and President, 30,303 of such options were granted to Richard Michaelson, the Company’s CFO, 27,750 of such options were granted to Julian Griffiths, the Company’s Vice President of Operations and 20,455 were granted to Mark Bibi, the Company’s General Counsel and Secretary. The exercise price of all such options is $3.30, the market price of LSR common stock on June 1, 2004. All such options have ten-year terms and are exercisable in full on March 31, 2007. At December 31, 2007, 318,123 shares under the 2004 LTIP option plan were outstanding and were exercisable.

The following table summarizes stock option activity under the Company’s option plans.
	Shares (000)	Wtd Avg. Ex Price	Number of securities remaining available for future issuance
Outstanding - December 31, 2006	1,789	$4.62
Granted	10	$16.65
Lapsed	(2)	$7.70
Exercised	(88)	$2.70
Outstanding - December 31, 2007	1,709	$4.78	490,000
Exercisable at end of year	1,194
Weighted average fair value per option granted in 2007 was	$14.75

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. Stephens Group Inc. subsequently sold the warrants to independent third parties. The LSR warrants are exercisable at any time and will expire on October 9, 2011. These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (“Stephens’ Loan”) in January 2001. In accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14") the warrants were recorded at their pro rata fair values in relation to the proceeds received on the date of issuance. As a result the value of the warrants was $430,000. 154,425 of such warrants were exercised in 2004. No additional exercises have been made to date.

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. The LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000. None of these warrants have been exercised as of December 31, 2007.

On October 24, 2003, 100,000 warrants were issued to an independent consultant at the market price on the day of $2.05.  50,000 of these were exercisable on the first business day following the date of grant and 50,000 became exercisable on June 15, 2005, the business day following the closing date on which the Company’s non-bank debt became refinanced. None of these warrants have been exercised as of December 31, 2007.

On January 4, 2005 100,000 warrants were issued at the market price on the day of $10.70. 50,000 were exercisable from January 4, 2007 but later accelerated to August 8, 2005, and 50,000 from January 4, 2008. In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.

On November 9, 2005 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46. These warrants fully vested on December 26, 2006 following the successful completion of the specific goal outlined in the engagement letter with such firm, namely the listing of the Company’s common stock on the NYSE. Accordingly, the fair value of these warrants ($7,661,000) has been recorded in other operating expense. On August 30, 2007 the Company repurchased 312,500 of these warrants for an aggregate consideration of $3,593,750. Accordingly, the third party advisory/lobbying firm now owns warrants to acquire 312,500 shares of LSR common stock at an exercise price of $10.46 per share.

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

A summary of warrants outstanding at December 31, 2007 is as follows:

Date of Issue	Warrants	Exercise Price	Expiration Date
October 9, 2001	550,000	$1.50	October 9, 2011
June 11, 2002	410,914	$1.50	June 11, 2012
October 24, 2003	100,000	$2.05	October 24, 2013
November 9, 2005	312,500	$10.46	November 9, 2010
November 9, 2005	300,000	$10.46	November 9, 2015
March 1, 2006	250,000	$12.00	March 2, 2016

12.	EMPLOYEE BENEFITS

The Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme, subsequently renamed “LSR Pension and Life Assurance Scheme” (the “Plan”) through to December 31, 2002. The Plan had been closed to new entrants from April 5, 1997 and as of December 31, 2002, the accumulation of plan benefits of employees in the scheme was permanently suspended, and therefore, the Plan was curtailed.

The components of the net periodic cost of the Plan for the years ended December 31, are as follows:

	2007	2006	2005
	$000	$000	$000
Interest cost on projected benefit obligation	$9,934	$8,565	$7,960
Expected return on plan assets	(12,209)	(10,042)	(8,836)
Amortization of transition asset Amortization of actuarial loss	- 2,525	- 2,899	- 1,627 854
Net periodic cost	$250	$1,422	$751

The major assumptions used in calculating the pension expense were:

	2007	2006	2005
Discount rate	5.0%	5.0%	5.5%
Rate of increase of future compensation	N/A	N/A	N/A
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

The overall expected return on the Plan assets for 2007 was the average of 4.75% per annum expected for debt securities and 9.0% per annum for equity securities and other assets held. The expected returns were based on market yields at the measurement date. Expected returns on the equity and ‘other’ assets allowed for expected economic growth.

A reconciliation of the projected benefit obligation for the Plan to the accrued pension expense recorded as of December 31 is as follows:

	2007	2006	2005
	$000	$000	$000
Projected benefit obligation	$(201,464)	$(196,402)	$(169,640)
Plan assets at market value	157,942	148,750	116,305

Funded status	$(43,522)	$(47,652)	$(53,335)
Unrecognized net actuarial loss	58,681	56,684	57,472
Adjustment for minimum liability - pretax	(58,681)	(56,684)	(57,472)
Unrecognized net asset at transition	-	-	-
Accrued pension expense	$(43,522)	$(47,652)	$(53,335)

Change in plan assets
Fair value of assets, beginning of year	$148,750	$116,305	$118,054
Foreign currency changes	2,539	16,286	(12,489)
Actual gain on plan assets	5,886	15,552	15,039
Employer contributions	6,221	5,827	687
Benefit payments	(5,454)	(5,220)	(4,986)
Fair value of assets, end of year	$157,942	$148,750	$116,305

Change in projected benefit obligations
Projected benefit obligation, beginning of year	$196,402	$169,640	$154,613
Foreign currency changes	3,352	23,754	(16,356)
Interest cost	9,881	9,095	7,511
Actuarial (gains)/losses	(2,717)	(867)	28,858
Benefit payments	(5,454)	(5,220)	(4,986)
Projected benefit obligation, end of year	$201,464	$196,402	$169,640

All Plan assets and projected benefit obligations have been converted from pounds sterling to US dollar using year end exchange rates.

The major assumptions used in calculating the pension obligations were:

	2007	2006	2005
Discount rate	5.75%	5%	4.75%
Rate of compensation increase	N/A	N/A	N/A

The accumulated benefit obligation is the same as the projected benefit obligation as the Plan has been curtailed.

The Trustee of the Plan aims to invest with a broad split of 60/40 between its two fund managers. The first manager invests in unit funds that hold portfolios of shares (64%), hedge funds (20%) and property funds (16%). The second manager invests in funds holding predominantly index-linked bonds, gilts and investment grade and sub investment grade corporate bonds (47% in total) and in a fund of UK equities designed to track the FTSE All-Share Index (53%). These percentages are approximate and kept under review.

The Plan target split of investment types is as follows:

Equity Securities	59%
Debt Securities	27%
Real Estate	5%
Other	9%
Total	100%

The asset allocation is weighted towards equity investment while the liability profile contains a greater proportion of monetary liabilities. The investment stance has been undertaken in expectation of higher long-term returns, but is kept under review by the Trustee. Over the year the Trustee has continued to reduce its exposure to equities investing in commercial property and ‘absolute return’ products, so as to increase the range of investments used by the Plan. In principle, this wider range of assets should help maintain the overall portfolio return, whilst reducing variability (and hence reduce the risk to the Plan).

The Plan weighted average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	2007	2006
Equity Securities	57%	58%
Debt Securities	28%	26%
Real Estate	6%	8%
Other	9%	8%
Total	100%	100%

The Company expects to contribute $5,375,000 (£2,700,000) plus expenses to the Plan in 2008. The following benefit payments are expected to be paid in each of the next five years, and in aggregate for the following five years thereafter.

Pension Benefits $000s
2008	4,517
2009	4,738
2010	4,899
2011	5,142
2012	5,444
2013 - 2017	34,091

On April 6, 1997 the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK. Additionally, a defined contribution plan (401-K plan) is also available for employees in the US. The retirement benefit expense for these plans for the year ended December 31, 2007, 2006 and 2005 were $3.6 million, $2.7 million and $3.3 million respectively.

13.	GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2007, 2006 and 2005, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States. The Company had one continuing activity, Contract Research, throughout these periods.

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

Geographical segment information is as follows:

		US $000	UK $000	Corporate $000	Total $000
2007	Net revenues	$49,865	$186,935	$-	$236,800
	Operating income before other operating income/(expense)	8,309	34,951	(11,385)	31,875
	Operating income	8,309	34,951	(11,385)	31,875
	Long-lived assets (A)	43,017	119,349	2,994	165,360
	Property and equipment, net	23,159	47,791	44	70,994
	Depreciation and amortization	1,756	7,747	16	9,519
	Capital expenditure	3,834	12,560	45	16,439
	Total assets	43,921	154,640	3,022	201,583

2006	Net revenues	$41,138	$151,079	$-	$192,217
	Operating income before other operating income/(expense)	5,268	21,676	(6,875)	20,069
	Operating income	5,268	21,676	(17,372)	9,572
	Long-lived assets (A)	37,827	141,216	7,448	186,491
	Property and equipment, net	21,082	42,535	13	63,630
	Depreciation and amortization	1,700	7,798	16	9,514
	Capital expenditure	2,025	11,068	-	13,093
	Total assets	39,781	183,312	7,486	230,579

2005	Net revenues	$36,959	$135,054	$-	$172,013
	Operating income before other operating expense	5,239	22,531	(6,751)	21,019
	Operating income	5,239	22,531	(6,751)	21,019
	Long-lived assets (A)	21,569	134,436	12,874	168,879
	Property and equipment, net	11,139	94,448	18	105,605
	Depreciation & amortization	1,598	7,971	12	9,581
	Capital expenditure	2,795	13,178	-	15,973
	Total assets	25,771	143,881	14,717	184,369

(A) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.

Net revenues from customers (based on location of customers)

	2007	2006	2005
	$000	$000	$000
United States	$69,517	$53,215	$46,758
Europe	118,258	109,668	87,520
Rest of World	49,025	29,334	37,735
	$236,800	$192,217	$172,013

14.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Effects of Foreign Exchange	Additions/ Charged to Expense	Deductions	Balance at end of period
	$000	$000	$000	$000	$000

Year Ended December 31, 2007
Accounts receivable allowances (1)	691	6	340	538	1,575
Valuation allowance for deferred tax asset	12,317	(749)	37,460	-	49,028

Year Ended December 31, 2006
Accounts receivable allowances (1)	618	78	133	(138)	691
Valuation allowance for deferred tax asset	10,739	1,509	69	-	12,317

Year Ended December 31, 2005
Accounts receivable allowances (1)	255	(18)	125	256	618
Valuation allowance for deferred tax asset	16,373	(1,470)	(4,164)	-	10,739

(1) – Allowances are for doubtful accounts and chargebacks

15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2007 and December 31, 2006.

Year ended December 31, 2007	Quarter Ended
	March 31	June 30	September 30	December 31
	$000	$000	$000	$000

Net revenues	$54,297	$58,191	$60,874	$63,438
Cost of sales	(40,283)	(40,411)	(42,525)	(42,571)
Gross profit	14,014	17,780	18,349	20,867
Selling and administrative expense	(7,795)	(10,254)	(9,777)	(11,309)
Other operating (expense)/income	-	-	-	-
Operating income	6,219	7,526	8,572	9,558
Interest income	382	803	506	480
Interest expense	(3,460)	(3,482)	(3,039)	(2,950)
Other (expense)/income	(439)	708	15	(2,179)

Income before taxes	2,702	5,555	6,054	4,909

Income tax benefit/(expense)	752	(46)	(185)	(33,715)

Net income/(loss)	$3,454	$5,509	$5,869	$(28,806)

Earnings/(loss) per share	$0.27	$0.43	$0.47	$(2.28)

Year ended December 31, 2006	Quarter Ended
	March 31	June 30	September 30	December 31
	$000	$000	$000	$000

Net revenues	$42,455	$47,851	$49,460	$52,451
Cost of sales	(31,758)	(35,125)	(36,388)	(39,430)
Gross profit	10,697	12,726	13,072	13,021
Selling and administrative expense	(6,671)	(7,881)	(7,334)	(7,561)
Other operating (expense)/income	-	-	-	(10,497)
Operating income/(loss)	4,026	4,845	5,738	(5,037)
Interest income	258	273	437	543
Interest expense	(2,963)	(3,932)	(3,162)	(4,021)
Other (expense)/income	(971)	2,234	(913)	1,573

Income/(loss) before taxes	350	3,420	2,100	(6,942)
Income tax benefit/(expense)	120	(2,283)	579	8,440

Income before loss on deconsolidation of variable interest entity	470	1,137	2,679	1,498
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	(20,656)	-	-

Net income/(loss)	$470	$(19,519)	$2,679	$1,498

Earnings/(loss) per share	$0.04	$(1.54)	$0.21	$0.12

16.	SUBSEQUENT EVENTS

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer (the CEO) and Principal Financial Officer (the CFO) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in the other factors that significantly affect those controls.

Internal control over financial reporting. Please refer to pages 42-43 of this Form 10-K for Management’s Report on Consolidated Financial Statements and Internal Control, and the Internal Control Reports of the Company’s Auditors.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name	Age	Office Held

Andrew Baker	59	Director, Chairman of the Board and Chief Executive Officer
Gabor Balthazar	66	Director
Mark Bibi	49	General Counsel and Secretary
Brian Cass	60	Director, Managing Director/President
Julian Griffiths	55	Vice President of Operations
Afonso Junqueiras	51	Director
Richard Michaelson	56	Chief Financial Officer
Yaya Sesay	65	Director

(a)	Identification of Directors and Executive Officers

Andrew Baker became a director and Chairman and Chief Executive Officer of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated (“Corning”) and held the posts of President and CEO of MetPath Inc., Corning’s clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Diagnostics Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Mr. Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed Focused Healthcare Partners (“FHP”), an investment partnership that acts as general partner for healthcare startup and development companies.

Gabor Balthazar became a director of LSR on January 10, 2002. He was appointed to the Board of Huntingdon as the Senior Independent Non-Executive Director in March 2000. He has been active in international marketing and management consulting for almost 30 years. He was a founding Board member of Unilab Corporation, serving as President from 1989 to 1992, and continuing to sit on Unilab’s Board until November 1999. From 1985 to 1997, Mr. Balthazar served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and to Unilabs Holdings SA, a Swiss clinical laboratory testing holding company, from 1987 to 1992. He is a graduate of the Columbia Law School and the Columbia Business School in New York City.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4, and 5 filed with the Commission by the Company’s directors and officers in 2007 the Company believes that all such required forms were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to the Company’s employees and establishes special obligations for senior officers (including the Principal Executive Officer, Principal Financial Officer, Controller, directors and employees with financial reporting responsibilities). The Code of Business Conduct and Ethics is posted on the Company’s website on www.lsrinc.net, under the “Corporate Governance” icon.

Audit Committee

The Audit Committee of the Board of Directors of LSR is authorized to retain and evaluate the Company’s independent accountants; to review and approve any major changes in accounting policy; to review the arrangements for, scope and results of the independent audit; to review and approve the scope of non-audit services to be performed by independent accountants and to consider the possible effect on the independence of the accountants; to review the effectiveness of internal auditing procedures and personnel; to review LSR’s policies and procedures for compliance with disclosure requirements with respect to conflicts of interest and for prevention of unethical, questionable or illegal payments; and to take other such actions as the Board shall from time to time so authorize. Messrs. Balthazar, Junqueiras and Sesay comprise the Audit Committee. Mr. Balthazar serves as Chairman. The Board of Directors has determined that Mr. Balthazar meets the definition of “audit committee financial expert” as such term is defined under the SEC rules. Each member of the Audit Committee is considered to be an independent director.

The Audit Committee operates under a written charter adopted by the Board of Directors that is posted on the Company’s web site on www.lsrinc.net, under the “Corporate Governance” icon.

The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of the Code of Ethics or other corporate governance-related committee charter by posting such information on the Company's web site at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information on Director and executive compensation is incorporated by reference to the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 21, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership by certain beneficial owners and management of LSR is incorporated by reference to the headings “Stock Ownership of Directors, Executive Officers and Certain Shareholders” in the Company’s definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 21, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following table summarizes our equity compensation plan information as of December 31, 2007. Information is included for equity compensation plans approved by LSR stockholders and equity compensation plans not approved by LSR stockholders.

Plan Category	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by LSR stockholders	2,950,000	3.56	483,000
Equity compensation plans not approved by LSR stockholders	1,425,000	11.00	-
Totals	4,375,000	5.31	483,000

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the LSR’s shares. No holdings of 5% or more have been reported by those institutions at March 6, 2008.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to the headings “The Board of Directors and its Committees” in the Company’s definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 21, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the headings “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 21, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	List of documents filed as part of this report

2.	Index to Financial Statements

Life Sciences Research, Inc.

Management Report on Consolidated Financial Statements and Internal Control

Independent Auditors Report on Internal Control over Financial Reporting

Independent Auditors’ Report

Consolidated Statements of Operations– Years ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ (Deficit)/Equity and Comprehensive Income/(Loss) Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

3.	Financial Statement Schedules

Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

List of Exhibits

Exhibit No.	Description of Exhibit
2.1	Letter of Intent, dated August 27, 2001, between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

3.1	Articles of Amendment and Restatement of the Registrant adopted on November 7, 2001. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

3.2	Bylaws of the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.1

A Management Services Agreement dated August 7, 1998 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.2	A Deed of Undertaking between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.3

Amendment dated January 26, 2000 to the Management Services Agreement dated August 7, 1999 between HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.4	Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. B Cass INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.5	Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr. J Griffiths. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

10.6	A letter of appointment dated March 21, 2000 between HLS and Mr. G Balthazar. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.7	Option Deed dated September 2, 1998 between HLS and Andrew Baker INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.8	Registrant’s 2001 Equity Incentive Plan. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION NUMBER 333-71408.

10.9	Loan Facility Letter, dated September 25, 2000, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.10

Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between HLS and Andrew Baker. INCORPORATED BY REFERENCE TO HLS’ ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

10.11

Amendment No. 2 to Loan Facility Letter, dated as of March 20, 2001, by and among Andrew Baker, HLS and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.12

Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and Walter Stapfer. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.13

Subscription and Investor Rights Agreement, dated October 9, 2001, between LSR and the persons named therein as Investors. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.14	Warrant, dated October 9, 2001, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.15	Form of Director’s Irrevocable Undertaking. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.16	Inducement Agreement, dated October 9, 2001 between the Registrant and HLS. INCORPORATED BY REFERENCE TO REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4, REGISTRATION STATEMENT NUMBER 333-71408.

10.17	Warrant, dated June 11, 2002, issued by the Registrant. INCORPORATED BY REFERENCE TO REGISTRANT’S PROXY STATEMENT ON SCHEDULE 14A, DATED MAY 10, 2002.

10.18

Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Richard Michaelson. INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.19

Service Agreement, dated as of April 1, 2000, between Huntingdon Life Sciences, Inc. and Mark Bibi INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.20

Amendment No. 1 to Service Agreement between Huntingdon Life Sciences, Inc. and Richard Michaelson, dated as of April 15, 2002. INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.21

Amendment No. 1 to Service Agreement between Huntingdon Life Sciences Limited and Brian Cass, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.22

Amendment No. 1 to Service Agreement between Huntingdon life Sciences Limited and Julian Griffiths, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.23

Amendment No. 2 to Management Services Agreement between Huntingdon Life Sciences Group plc and Focused Healthcare Partners, dated as of April 15, 2002 INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

10.24

Financing Agreement between Huntingdon Life Sciences Limited and the Lenders thereto, dated as of March 1, 2006 INCORPORATED BY REFERENCE TO REGISTRANT’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2006.

10.25	First Amendment to Financing Agreement, dated as of August 1, 2007 INCORPORATED BY REFERENCE TO REGISTRANT’S CURRENT REPORT ON FORM 8-K DATED AUGUST 3, 2007.

10.26	Second Amendment to Financing Agreement, dated as of November 30, 2007. FILED HEREWITH

21.1	Subsidiaries – FILED HEREWITH

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a) – 14(a). FILED HEREWITH

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a) – 14(a). FILED HEREWITH

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350. FILED HEREWITH

99.1	Press Release dated February 27, 2008, announcing fourth quarter and full year 2007 results. INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer and Director – Principal Executive Officer
Date:	March 12, 2008

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	CFO – Principal Financial and Accounting Officer
Date:	March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabor Balthazar	Director	March 12, 2008
Gabor Balthazar

/s/ Brian Cass	Director	March 12, 2008
Brian Cass

/s/ Afonso Junqueiras	Director	March 12, 2008
Afonso Junqueiras

/s/ Yaya Sesay	Director	March 12, 2008
Yaya Sesay