Form 10-Q
period 2008-03-31
LIFE SCIENCES RESEARCH INC
filed 2008-04-30
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|		Accelerated filer |X|
Non-accelerated filer |_|	(Do not check if a smaller reporting company)	Smaller reporting company|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|	No |X|

Indicate the number of outstanding shares of each of the Issuer’s classes of common stock as of the latest practicable date.

12,654,376 shares of Voting Common Stock of $0.01 par value as of April 28, 2008

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		Page

Item 1	Financial Statements (Unaudited).

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007.	3

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007.	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007.	5

	Notes to Condensed Consolidated Financial Statements	6 – 12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13 – 20

Item 3	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4	Controls and Procedures	21

PART II OTHER INFORMATION

Item 6	Exhibits	22

Signatures		23

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited
	Three months ended March 31

(Dollars in thousands, except per share data)	2008	2007

Net revenues	$63,227	$54,297
Cost of sales	(43,364)	(40,283)
Gross profit	19,863	14,014
Selling, general and administrative expenses	(10,199)	(7,795)
Operating income	9,664	6,219
Interest income	323	382
Interest expense	(2,661)	(3,460)
Other expense	(520)	(439)
Income before income taxes	6,806	2,702
Income tax (expense)/benefit	(71)	752
Net income	$6,735	$3,454

Income per share
- Basic	$0.53	$0.27
- Diluted	$0.44	$0.23

Weighted average number of common stock
- Basic (000’s)	12,633	12,782
- Diluted (000’s)	15,406	15,056

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	March 31,	December 31,
	2008	2007
ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$ 26,605	$32,304
Short-term investments	-	3,919
Accounts receivable, net	34,955	30,116
Unbilled receivables, net	25,169	25,935
Inventories	2, 463	2,530
Prepaid expenses and other current assets	10,264	9,270
Total current assets	$ 99,456	$104,074

Property and equipment, net	73,193	70,994
Goodwill	7,269	7,268
Other assets	7,908	8,382
Deferred income taxes	10, 795	10,865
Total assets	$ 198,621	$201,583

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$ 12,086	$15,477
Accrued payroll and other benefits	8,060	6,644
Accrued expenses and other liabilities	28,885	33,086
Short-term debt	455	618
Fees invoiced in advance	44,453	47,347
Total current liabilities	$ 93,939	$103,172

Long-term debt, net	75, 302	75,429
Deferred gain on disposal of US property	8,70 7	8,787
Pension liabilities	42,515	43,522
Total liabilities	$ 220,463	$230,910

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at March 31, 2008: 12,645,598 (December 31, 2007: 12,626,498)	126	126
Paid in capital	87,739	87,216
Accumulated other comprehensive loss	(46, 648)	(46,875)
Accumulated deficit	(63,059)	(69,794)
Total stockholders’ deficit	(21,842)	(29,327)
Total liabilities and stockholders’ deficit	$ 198,621	$201,583

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended March 31
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$6,735	$3,454
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	2,506	2,229
Amortization of gain on disposal of US property	(80)	(80)
Non-cash compensation expense associated with employee stock compensation plans	474	558
Foreign exchange loss/(gain) on March 2006 Financing	50	(110)
Foreign exchange loss/(gain) on intercompany balances	10	(12)
Deferred income tax expense/(benefit)	71	(752)
Provision for losses on accounts receivable	36	85
Interest expense related to the amortization of debt issue costs	503	451
Amortization of financing costs	460	387

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(5,193)	2,401
Inventories	71	(234)
Accounts payable, accrued expenses and other liabilities	(4,321)	1,117
Fees invoiced in advance	(2,810)	616
Net cash (used in)/provided by operating activities	$(1,488)	$10,110

Cash flows used in investing activities:
Purchase of property, plant and equipment	(4,754)	(3,981)
Sale of property, plant and equipment	-	6
Payment for acquisition	(1,771)	-
Sale of short-term investments	3,919	-
Net cash used in investing activities	$(2,606)	$(3,975)

Cash flows used in financing activities:
Proceeds from issuance of Voting Common Stock	49	35
Repayments of long-term borrowings	(600)	-
Repayments of short-term borrowings	(216)	(213)
Net cash used in financing activities	$(767)	$(178)

Effect of exchange rate changes on cash and cash equivalents	(838)	10
(Decrease)/increase in cash and cash equivalents	(5,699)	5,967
Cash and cash equivalents at beginning of period	32,304	44,088
Cash and cash equivalents at end of period	$26,605	$50,055

Supplementary Disclosures
Interest paid	$2,102	$2,934
Taxes paid	$80	$128

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

i)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2007, 2006 and 2005 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company has stock option and stock-based compensation plans, which are described in detail in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. Under the Long Term Incentive Plan (“LTIP”), the Company granted 362,663 ten-year stock options to executives on June 1, 2004. All such options were granted with an exercise price equal to the market price of the underlying stock on the date of the grant. These options vested 100% on March 31, 2007 for those executives who remained employed with the Company on that date. Options totaling 6,244 from this issuance had been forfeited, leaving the remaining balance of 356,419 vesting on March 31, 2007.

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

In January and December 2007, options totaling 10,000 were issued to employees. 5,000 of these 10-year options will vest in December 2008 and the remaining 5,000 shares will become fully vested in December 2009.

In March 2008, options totaling 48,600 were issued to employees. 24,300 of these 10-year options will vest in March 2010 and the remaining 24,300 shares will become fully vested in March 2011.

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

At March 31, 2008, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $3.0 million compared to $3.6 million in March 31, 2007, and a total weighted average remaining term of 8.67 years compared to 7.43 years in the same period in 2007. Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, resulted in the non-cash FAS123 stock option expense of $0.5 million during the three month period ended March 31, 2008, compared to $0.6 million during the three month period ended March 31, 2007. The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction. Accordingly, no tax benefit will be realized by the Company.

The recognition of total stock-based compensation expense impacted Basic Net Income Per Common Share by $0.04 for the three month period ended March 31, 2008, compared to $0.04 for the three month period ended March 31, 2007. The impact on Diluted Net Income Per Common Share was $0.03 during the three month period ended March 31, 2008, compared to $0.04 for the three month period ended March 31, 2007.

There were no grants of stock options during the three month period ended March 31, 2007. The per share weighted average exercise price of the stock options granted for the three month period ended March 31, 2008 was $24.10 . The per share weighted average fair value (Black Scholes value) of the stock options granted for the three month period ended March 31, 2008 was $20.94 . The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed during the three month period ended March 31, 2008 and 2007:

	Three months ended March 31
	FAS No. 123R Expense	FAS No. 123 Expense
	2008	2007

Expected dividend yield of stock	0%	0%
Expected volatility of stock, range	117.1% - 130.80%	49.4% - 130.8%
Risk-free interest rate, range	2.83% - 4.98%	4.44% - 4.98%
Expected term of options	5.52 - 6.53 years	5.5 - 10 years

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

iii)     Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

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

The analysis of the Company's net revenues and operating income by segment for the three month period ended March 31, 2008 and March 31, 2007 is as follows:

	Three months ended March 31
	2008	2007
(Dollars in thousands)

Net revenues
UK US	$49,602	$43,296
	13,625	11,001
Corporate	-	-
	$63,227	$54,297

Operating income
UK	$9,878	$7,005
US	2,426	1,225
Corporate	(2,640)	(2,011)
	$9,664	$6,219

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

6.	COMMITMENTS AND CONTINGENCIES

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

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	RESULTS OF OPERATIONS

a)	Three months ended March 31, 2008 compared with three months ended March 31, 2007.

Net revenues for the three months ended March 31, 2008 were $63.2 million, an increase of 16.4% on net revenues of $54.3 million for the three months ended March 31, 2007. The underlying increase, after adjusting for the impact of the movement in exchange rates was 15.3%; with the UK showing a 13.1% increase and the US a 23.9% increase. The increase in revenues reflects the increase in orders and, consequently, backlog over the last 2 years.

Cost of sales for the three months ended March 31, 2008 were $43.4 million (68.6% of revenue), an increase of 7.6% on cost of sales of $40.3 million (74.2% of revenue) for the three months ended March 31, 2007. The underlying increase, after adjusting for the impact of the movement in exchange rates was 6.6% with the UK showing a 4.7% increase and the US a 13.9% increase. The decrease in cost of sales as a % of revenue was due to improved efficiencies associated with revenue increases and improved capacity utilization, including a 380 basis point reduction in overhead costs as a % of revenues. In addition a reduction of 220 basis points in direct study costs as a % of revenue was due to a change in the mix of business.

Selling, general and administrative expenses (SG&A) increased by 30.8% to $10.2 million for the three months ended March 31, 2008 from $7.8 million in the corresponding period in 2007. The underlying increase, after adjusting for the impact of the movement in exchange rates was 29.7%. That increase in costs was due to an increase in incentive accruals as a result of improved performance and higher employee stock option expenses.

Net interest expense decreased by 24.0% to $2.3 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007. Of the decrease of $0.8 million, $1.0 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with August 1, 2007 loan amendment, offset by a $0.1 million increase in capital lease interest and a $0.1 million decrease in interest income.

Other expense of $0.5 million for the three months ended March 31, 2008 comprised finance arrangement fees of $0.4 million and $0.1 million from the non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling). In the three months ended March 31, 2007 there were other expenses of $0.4 million which comprised finance arrangement fees of $0.5 million, offset by $0.1 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars.

Income tax expense for the three months ended March 31, 2008 was $0.1 million.  The income tax benefit for the three months ended March 31, 2007 was $0.8 million.  Net operating losses are $94.8 million at March 31, 2008, with net operating losses in the US of $8.4 million and net operating losses in the UK of $86.4 million.

Net income for the three months ended March 31, 2008 was $6.7 million compared with net income of $3.5 million for the three months ended March, 31 2007. The increase in net income of $3.2 million is due to a $3.4 million increase in operating income, a decrease in the net interest expense of $0.8 million and a decrease in non-cash finance arrangement fees of $0.1 million, offset by an increase in the income tax expense of $0.9 million and an increase in non-cash foreign exchange re-measurement loss of $0.2 million.

Net income per outstanding common share for the three months ended March 31, 2008 was 53 cents, compared to 27 cents income in the same period last year, on the weighted average common shares outstanding of 12,633,031 and 12,782,384 respectively. Net income per fully diluted share for the three months ended March 31, 2008 was 44 cents, compared to 23 cents in the same period last year.

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

Related Party Transactions

On June 11, 2002 LSR issued to FHP, an entity controlled by Andrew Baker, the Company’s Chairman and CEO, warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share. These LSR warrants are exercisable at any time and will expire on June 11, 2012. These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker. In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the value of the warrants was $250,000.

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

Cash flows

During the three months ended March 31, 2008 funds used were $5.7 million, decreasing cash and cash equivalents from $32.3 million at December 31, 2007 to $26.6 million at March 31, 2008. Operating activities used cash of $1.5 million, of which $6.9 million was due to the increase in DSOs. A further $4.8 million of cash was used on capital expenditure.

Net days sales outstanding ("DSOs") at March 31, 2008 were 23 days, an increase from the 13 days at December 31, 2007, (11 days at March 31, 2007). DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total net revenue. Over the last 5 years, DSOs at the quarter ends have varied from 2 days to 23 days so they are currently at a five year high and reflect the high levels of invoicing at the end of March 2008. The impact on liquidity from a one-day change in DSO is approximately $685,000.

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

Exchange rate fluctuations and exchange controls

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 9% of total net revenues. Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis á vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in US dollars whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollar debt as a function of relative changes in foreign exchange rates. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place on March 31, 2008.

Finally, the consolidated financial statements of LSR are denominated in US dollars. Changes in exchange rates between the UK pounds sterling and the US dollar will affect the translation of the UK subsidiary's financial results into US dollars for the purposes of reporting the consolidated financial results. The process by which each foreign subsidiary's financial results are translated into US dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and capital accounts are translated at historical exchange rates and retained earnings are translated at weighted average of historical rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the accumulated other comprehensive loss. Management has decided not to hedge against the impact of exposures giving rise to these translation adjustments as such hedges may impact upon the Company's cash flow compared to the translation adjustments which do not affect cash flow in the medium term.

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At March 31	3 months to March 31 Average rate (1)
2006	1.9572	1.7346	1.7518
2007	1.9906	1.9614	1.9529
2008	-	1.9875	1.9784

(1)	Based on the average of the exchange rates on each day of each month during the period.

On April 28, 2008 the noon buying rate for sterling was £1.00 = $1.9908.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

While the UK has not at this time entered the European Monetary Union, the Company has ascertained that its financial systems are capable of dealing with Euro denominated transactions.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2008:

		Expected Maturity Date
		2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	11,811	-	-	-	-	-	11,811	11,811
	- Euro	301	-	-	-	-	-	301	301
	- Japanese Yen	4,236	-	-	-	-	-	4,236	4,236
Accounts receivable	- Pound Sterling	28,772	-	-	-	-	-	28,772	28,772
	- Euro	1,136	-	-	-	-	-	1,136	1,136
	- Japanese Yen	2,587	-	-	-	-	-	2,587	2,587
Capital leases	- Pound Sterling	345	54	-	-	-	8,328	8,727	8,727

Recently Issued Accounting Standards

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

4.     LEGAL PROCEEDINGS

The Company is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

5.      FORWARD LOOKING STATEMENTS

Statements in this management’s discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors more fully described in the Company’s filings with the SEC, including its Registration Statement on Form S-1, dated July 12, 2002, and Annual Report on Form 10-K for the year ended December 31, 2007, each as filed with the Securities and Exchange Commission.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt. To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only. There were no derivative financial instruments in place at March 31, 2008.

LIBOR

In the three months ended March 31, 2008, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $146,000.

Revenue

For the three months ended March 31, 2008, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2008 an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended March 31, 2008 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the quarter ended March 31, 2008 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II      OTHER INFORMATION

ITEM 6	EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer
Exhibit 31.2	Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
Exhibit 99.1	Press Release, dated April 29, 2008 announcing the first quarter earnings results for 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Life Sciences Research Inc.
     (Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	April 30, 2008

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	CFO – Principal Financial and Accounting Officer
Date:	April 30, 2008