Form 10-Q
period 2008-06-30
LIFE SCIENCES RESEARCH INC
filed 2008-08-06
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer☐		Accelerated filer☒
Non-accelerated filer☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

12,669,526 shares of voting common stock of $0.01 par value as of August 1, 2008

Note Regarding Forward Looking Statements:

This Form 10-Q and other reports filed by the Company from time to time with the U.S.  Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements.  The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," or the negative thereof.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements.  Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations.  The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to attract customers; and the ability of the Company to compete successfully in the future. Any forward-looking statements should be considered in light of those factors.

The Company files periodic reports with the SEC, as well as current reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies.  The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov.  Further information about the Company and its subsidiary may be found at www.lsrinc.net.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$64,330	$58,191	$127,557	$112,488
Cost of sales	(43,507)	(40,411)	(86,871)	(80,694)
Gross profit	20,823	17,780	40,686	31,794
Selling, general and administrative expenses	(10,796)	(10,254)	(20,995)	(18,049)
Operating income	10,027	7,526	19,691	13,745
Interest income	256	803	579	1,185
Interest expense	(2,667)	(3,482)	(5,328)	(6,942)
Other (expense)/income	(450)	708	(970)	269
Income before income taxes	7,166	5,555	13,972	8,257
Income tax benefit/(expense)	118	(46)	47	706
Net income	$7,284	$5,509	$14,019	$8,963

Income per share
-Basic	$0.58	$0.43	$1.11	$0.70
-Diluted	$0.47	$0.36	$0.91	$0.59

Weighted average number of common stock
- Basic (000’s)	12,655	12,775	12,644	12,779
- Diluted (000’s)	15,559	15,131	15,480	15,073

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$30,090	$32,304
Short-term investments	-	3,919
Accounts receivable, net	31,693	30,116
Unbilled receivables, net	25,375	25,935
Inventories	2,677	2,530
Prepaid expenses and other current assets	10,165	9,270
Total current assets	$100,000	$104,074

Property and equipment, net	75,912	70,994
Goodwill	7,351	7,268
Other assets	7,438	8,382
Deferred income taxes	10,815	10,865
Total assets	$201,516	$201,583

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$12,445	$15,477
Accrued payroll and other benefits	6,901	6,644
Accrued expenses and other liabilities	28,029	33,086
Short-term debt	344	618
Fees invoiced in advance	42,251	47,347
Total current liabilities	$89,970	$103,172

Long-term debt, net	75,316	75,429
Deferred gain on disposal of US property	8,627	8,787
Pension liabilities	41,547	43,522
Total liabilities	$215,460	$230,910

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at June 30, 2008: 12,660,826 (December 31, 2007: 12,626,498)	127	126
Paid in capital	88,415	87,216
Accumulated other comprehensive loss	(46,711)	(46,875)
Accumulated deficit	(55,775)	(69,794)
Total stockholders’ deficit	(13,944)	(29,327)
Total liabilities and stockholders’ deficit	$201,516	$201,583

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$14,019	$8,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,938	4,545
Amortization of gain on disposal of US property	(160)	(160)
Non-cash compensation expense associated with employee stock compensation plans	1,045	1,023
Foreign exchange loss/(gain) on March 2006 Financing	21	(1,191)
Foreign exchange loss/(gain) on intercompany balances	16	(211)
Deferred income tax benefit	(47)	(706)
Provision for losses on accounts receivable	51	(148)
Interest expense related to the amortization of debt issue costs	1,014	1,133
Amortization of financing costs	933	560

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(2,031)	(1,453)
Inventories	(140)	(100)
Accounts payable, accrued expenses and other liabilities	(6,013)	(274)
Fees invoiced in advance	(5,044)	5,975
Net cash provided by operating activities	$8,602	$17,956

Cash flows used in investing activities:
Purchase of property, plant and equipment	(9,839)	(8,676)
Sale of property, plant and equipment	-	6
Payment for acquisition	(1,779)	-
Sale of short-term investments	3,919	-
Net cash used in investing activities	$(7,699)	$(8,670)

Cash flows used in financing activities:
Proceeds from issuance of Voting Common Stock	156	171
Repurchase of Voting Common Stock	-	(4,000)
Repayments of long-term borrowings	(1,200)	(72)
Repayments of short-term borrowings	(373)	(435)
Net cash used in financing activities	$(1,417)	$(4,336)

Effect of exchange rate changes on cash and cash equivalents	(1,700)	609
(Decrease)/increase in cash and cash equivalents	(2,214)	5,559
Cash and cash equivalents at beginning of period	32,304	44,088
Cash and cash equivalents at end of period	$30,090	$49,647

Supplementary Disclosures
Interest paid	$4,084	$5,912
Taxes paid	$89	$138

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

1.  THE COMPANY AND ITS OPERATIONS

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical companies.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The Company has included all normal recurring adjustments, which are, in the opinion of management, necessary to give a fair statement of its consolidated financial position, results of operations and cash flows for the interim periods shown.

The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2007, 2006 and 2005 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Consolidation
The consolidated financial statements incorporate the accounts of LSR and each of its subsidiaries.  All intercompany balances have been eliminated upon consolidation.

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

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted.  In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  This statement will be effective for the Company beginning in fiscal year 2009.  The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

3.  SEGMENT ANALYSIS

The Company operates within two segments based on geographical markets, the United Kingdom and the United States, and incurs corporate administrative expenses.  The Company has one continuing activity, Contract Research, throughout these periods.

Transactions between segments, which are immaterial, are carried out on an arms-length basis.  Interest income, interest expense and income taxes are also not reported on an operating segment basis because they are not considered in the performance evaluation by the Company's chief operating decision-maker.

The analysis of the Company's net revenues and operating income by segment for the three and six month periods ended June 30, 2008 and June 30, 2007 is as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2008	2007	2008	2007

Net revenues
UK US	$50,949	$45,726	$100,551	$89,022
	13,381	12,465	27,006	23,466
Corporate	-	-	-	-
	$64,330	$58,191	$127,557	$112,488

Operating income
UK	$10,443	$8,179	$20,322	$15,178
US	2,497	2,095	4,922	3,320
Corporate	(2,913)	(2,748)	(5,553)	(4,753)
	$10,027	$7,526	$19,691	$13,745

4.  DEBT

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender.  The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests).  On August 1, 2007 the Company entered into an amendment to the March 2006 Financing (the “Amended March 2006 Financing”) in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing (the “Second Amended March 2006 Financing”) in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.  The original and amended loans have a LIBOR floor set at 425 basis points.  LIBOR has fallen below 425 basis points for part of 2008 resulting in the interest rate being fixed at 775 basis points (the LIBOR floor of 425 basis points plus 350 basis points) for some of the months during 2008.

5.  RELATED PARTY TRANSACTIONS

On June 14, 2005, the Company entered into and consummated with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) a sale/leaseback transaction (the "Sale/Leaseback Transaction"), in which the Company sold to Alconbury its three properties (two in the UK, one in the US) for an aggregate consideration of $40 million and immediately leased back the properties under 30 year leases with an aggregate annual rental payment of approximately $5 million.  Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker.  Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors (the “Committee”) was formed to analyze and consider the proposed Sale/Leaseback Transaction.  The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.6 million, subject to Alconbury's obligation to reimburse those expenses in the future in five annual 20% installments beginning in June 2008.  Alconbury paid the Company approximately $1 million of those expenses in June 2008 in the first such installment.

6.  COMMITMENTS

The Compensation Committee approved and adopted at its December 6, 2006 meeting the 2007 Long Term Incentive Plan (the “2007 LTIP”), which provides for awards of cash compensation to executive officers and other members of the senior management team if certain performance goals are achieved during the 2007-2009 performance period.  The Compensation Committee established a 16% operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger such awards.  The aggregate amount payable to all participants under the 2007 LTIP if the threshold performance level is achieved is approximately $5 million.

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

The following discussion of the Company’s financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in its 2007 Annual Report on Form 10-K.  The Company undertakes no obligation to update any information in its forward-looking statements.

OVERVIEW OF THE COMPANY'S BUSINESS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and operating results is based on the Company’s financial statements.  The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Company’s significant accounting policies.  No changes have been made to the Company’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared with three months ended June 30, 2007.

Net revenues for the three months ended June 30, 2008 were $64.3 million, an increase of 10.5% on net revenues of $58.2 million for the three months ended June 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 11.1%; with the UK showing a 12.2% increase and the US a 7.3% increase.  The increase in revenues reflects the increase in orders and, consequently, backlog over the last 2 years.

Cost of sales for the three months ended June 30, 2008 were $43.5 million (67.6% of revenue), an increase of 7.7% on cost of sales of $40.4 million (69.4% of revenue) for the three months ended June 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 8.2% with the UK showing a 8.6% increase and the US a 6.8% increase.  The decrease in cost of sales as a % of revenue was due to a reduction of 110 basis points in direct study costs as a % of revenue as a result of a change in the mix of business, and a 70 basis points reduction in overhead costs as a % of revenues as capacity utilization continues to improve.

Selling, general and administrative expenses (SG&A) increased by 5.3% to $10.8 million for the three months ended June 30, 2008 from $10.3 million in the corresponding period in 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 5.8%.  That increase in costs was due to an increase in incentive accruals as a result of improved performance and an increase in staff costs to match the expansion of the business.

Net interest expense decreased by 10.0% to $2.4 million for the three months ended June 30, 2008 from $2.7 million for the three months ended June 30, 2007.  Of the decrease of $0.3 million, $0.9 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with the Amended March 2006 Financing, offset by a $0.6 million decrease in interest income.

Other expense of $0.5 million for the three months ended June 30, 2008 comprised finance arrangement fees of $0.5 million.   In the three months ended June 30, 2007 there was other income of $0.7 million which comprised $1.1 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and other exchange gains of $0.2 million, offset by finance arrangement fees of $0.6 million.

Income tax benefit for the three months ended June 30, 2008 was $0.1 million.  The income tax expense for the three months ended June 30, 2007 was $0.05 million.  Net operating losses are $94.7 million at June 30, 2008, with net operating losses in the US of $8.1 million and net operating losses in the UK of $86.6 million.

Net income for the three months ended June 30, 2008 was $7.3 million compared with net income of $5.5 million for the three months ended June 30, 2007.  The increase in net income of $1.8 million is due to a $2.5 million increase in operating income, a decrease in the net interest expense of $0.3 million and a decrease in non-cash finance arrangement fees of $0.1 million, an increase in the income tax benefit of $0.2 million, offset by a decrease in non-cash foreign exchange re-measurement gain of $1.3 million.

Net income per outstanding common share for the three months ended June 30, 2008 was 58 cents, compared to 43 cents income in the three months ended June 30, 2007, on the weighted average common shares outstanding of 12,655,038 and 12,774,810 respectively.  Net income per fully diluted share for the three months ended June 30, 2008 was 47 cents, compared to 36 cents in the three months ended June 30 2007, on the weighted average fully diluted common shares outstanding of 15,559,193 and 15,131,240 respectively.

Six months ended June 30, 2008 compared with six months ended June 30, 2007.

Net revenues for the six months ended June 30, 2008 were $127.6 million, an increase of 13.4% on net revenues of $112.5 million for the six months ended June 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 13.1%; with the UK showing a 12.6% increase and the US a 15.1% increase.  The increase in revenues reflects the increase in orders and, consequently, backlog over the last 2 years.

Cost of sales for the six months ended June 30, 2008 were $86.9 million (68.1% of revenue), an increase of 7.7% on cost of sales of $80.7 million (71.7% of revenue) for the six months ended June 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 7.4% with the UK showing a 6.6% increase and the US a 10.3% increase.  The decrease in cost of sales as a % of revenue was due to a reduction of 170 basis points in direct study costs as a % of revenue as a result of a change in the mix of business, and a 220 basis points reduction in overhead costs as a % of revenues as capacity utilization continues to improve.

Selling, general and administrative expenses (SG&A) increased by 16.3% to $21.0 million for the six months ended June 30, 2008 from $18.0 million in the corresponding period in 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 16.2%.  That increase in costs was due to an increase in incentive accruals as a result of improved performance, higher employee stock option expenses and an increase in staff costs to match the expansion of the business.

Net interest expense decreased by 17.5% to $4.7 million for the six months ended June 30, 2008 from $5.7 million for the six months ended June 30, 2007.  Of the decrease of $1.0 million, $1.6 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with the Amended March 2006 Financing, offset by a $0.6 million decrease in interest income.

Other expense of $1.0 million for the six months ended June 30, 2008 comprised finance arrangement fees of $0.9 million and $0.1 million from the non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling).  In the six months ended June 30, 2007 there was other income of $0.3 million which comprised $1.2 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars and other exchange gains of $0.2 million, offset by finance arrangement fees of $1.1 million.

Income tax benefit for the six months ended June 30, 2008 was $0.05 million.  The income tax benefit for the six months ended June 30, 2007 was $0.7 million.

Net income for the six months ended June 30, 2008 was $14.0 million compared with net income of $9.0 million for the six months ended June 30, 2007.  The increase in net income of $5.0 million is due to a $5.9 million increase in operating income, a decrease in the net interest expense of $1.0 million and a decrease in non-cash finance arrangement fees of $0.2 million, offset by a decrease in the income tax benefit of $0.7 million and a decrease in non-cash foreign exchange re-measurement gain of $1.4 million.

Net income per outstanding common share for the six months ended June 30, 2008 was $1.11, compared to 70 cents income in the six months ended June 30, 2007, on the weighted average common shares outstanding of 12,644,034 and 12,778,576 respectively.  Net income per fully diluted share for the six months ended June 30, 2008 was 91 cents, compared to 59 cents in the six months ended June 30, 2007, on the weighted average fully diluted common shares outstanding of 15,480,308 and 15,073,419 respectively.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

LIQUIDITY & CAPITAL RESOURCES

Cash and Cash Equivalents
During the six months ended June 30, 2008 funds used were $2.2 million, decreasing cash and cash equivalents from $32.3 million at December 31, 2007 to $30.1 million at June 30, 2008.  The decrease in cash for the six months ended June 30, 2008 was primarily caused by the increase in DSOs which utilized $5.7 million, and by capital expenditure exceeding depreciation and amortization by $4.9 million.  These offset cash generated by the strong operating performance in the period and the $3.9 million generated from the sale of short-term investments.  There were further payments during the period of $1.8 million regarding the small fold in acquisition and $1.2 million repayments of long term borrowings.

Net days sales outstanding ("DSOs") at June 30, 2008 were 21 days, a decrease from the 23 days at March 31, 2008 (8 days at June 30, 2007 and 13 days at December 31, 2007).  DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total net revenue.  Over the last 5 years, DSOs at the quarter ends have varied from 2 days to 23 days.  The impact on liquidity from a one-day change in DSO is approximately $713,000.

On March 2, 2006, the Company entered into a financing agreement (the “March 2006 Financing”) which matures on March 1, 2011.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing (the “Second Amended March 2006 Financing”) in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on its consolidated financial position or results of operations.

Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted.  In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year).  The Company has not yet determined the impact, if any, of SFAS 157 on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  This statement will be effective for the Company beginning in fiscal year 2009.  The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Exchange Rate Risk
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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with US dollars debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at June 30, 2008.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At June 30	3 months to June 30 Average rate (1)	6 months to June 30 Average rate (1)
2006	1.9572	1.8496	1.8271	1.7896
2007	1.9906	2.0064	1.9858	1.9694
2008	-	1.9902	1.9719	1.9752

(1)	Based on the average of the exchange rates on each day of each month during the period.

On August 1, 2008 the noon buying rate for sterling was £1.00 = $1.9743.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2008:

		Expected Maturity Date
		2008	2009	2010	2011	2012	There after	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	12,025	-	-	-	-	-	12,025	12,025
	- Euro	904	-	-	-	-	-	904	904
	- Japanese Yen	3,978	-	-	-	-	-	3,978	3,978
Accounts receivable	- Pound Sterling	23,923	-	-	-	-	-	23,923	23,923
	- Euro	1,861	-	-	-	-	-	1,861	1,861
	- Japanese Yen	2,429	-	-	-	-	-	2,429	2,429
Capital leases	- Pound Sterling	259	-	-	-	-	8,339	8,598	8,598

LIBOR
In the three and six months ended June 30, 2008, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $145,000 and $290,000 respectively.

Revenue
For the three and six months ended June 30, 2008, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2008 an evaluation was carried out, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2008 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.  During the quarter ended June 30, 2008 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART II                       OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is party to certain legal actions arising out of the normal course of its business.  In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.  No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any governmental agency.

Item 1A.  Risk Factors

The Company’s business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of its 2007 Annual Report on Form 10-K.  There were no material changes to the Company’s risk factors during the period covered by this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 2007 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 21, 2008.

(b) See item 4 (c)(i) below.

(c) The following matter was voted on at the Annual Meeting:

(i) The election of its 5 directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

Director Name	For	Withhold	Abstain

Andrew Baker	9,805,402	65	253,094
Gabor Balthazar	9,775,546	65	282,950
Brian Cass	9,713,283	65	345,213
Afonso Junqueiras	9,839,016	65	219,480
Yaya Sesay	9,764,120	65	294,376

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 99.1	Press Release, dated August 4, 2008 announcing the second quarter earnings results for 2008.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	August 5, 2008

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	Chief Financial Officer – Principal Financial and Accounting Officer
Date:	August 5, 2008