Form 10-Q
period 2008-11-04
LIFE SCIENCES RESEARCH INC
filed 2008-11-05
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

13,140,955 shares of voting common stock of $0.01 par value as of November 3, 2008

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

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$63,560	$60,874	$191,117	$173,362
Cost of sales	(44,643)	(42,525)	(131,514)	(123,219)
Gross profit	18,917	18,349	59,603	50,143
Selling, general and administrative expenses	(9,374)	(9,777)	(30,369)	(27,826)
Operating income	9,543	8,572	29,234	22,317
Interest income	239	506	818	1,691
Interest expense	(2,494)	(3,039)	(7,822)	(9,981)
Other (expense)/income	(5,100)	15	(6,070)	284
Income before income taxes	2,188	6,054	16,160	14,311
Income tax (expense)/benefit	(120)	(185)	(73)	521
Net income	$2,068	$5,869	$16,087	$14,832

Income per share
-Basic	$0.16	$0.47	$1.27	$1.17
-Diluted	$0.13	$0.39	$1.04	$0.99

Weighted average number of common stock
- Basic (000’s)	12,679	12,614	12,656	12,723
- Diluted (000’s)	15,625	14,965	15,489	14,952

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$30,158	$32,304
Short-term investments	-	3,919
Accounts receivable, net	31,348	30,116
Unbilled receivables, net	24,942	25,935
Inventories	3,196	2,530
Prepaid expenses and other current assets	9,711	9,270
Total current assets	$99,355	$104,074

Property and equipment, net	72,185	70,994
Goodwill	6,572	7,268
Other assets	6,294	8,382
Deferred income taxes	10,754	10,865
Total assets	$195,160	$201,583

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$13,122	$15,477
Accrued payroll and other benefits	6,815	6,644
Accrued expenses and other liabilities	27,257	33,086
Short-term debt	220	618
Fees invoiced in advance	37,532	47,347
Total current liabilities	$84,946	$103,172

Long-term debt, net	75,202	75,429
Deferred gain on disposal of US property	8,547	8,787
Pension liabilities	35,925	43,522
Total liabilities	$204,620	$230,910

Commitments and contingencies
Stockholders’ equity/(deficit)
Preferred Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized 50,000,000
Issued and outstanding at September 30, 2008: 12,729,081 (December 31, 2007: 12,626,498)	127	126
Paid in capital	88,364	87,216
Accumulated other comprehensive loss	(44,244)	(46,875)
Accumulated deficit	(53,707)	(69,794)
Total stockholders’ deficit	(9,460)	(29,327)
Total liabilities and stockholders’ deficit	$195,160	$201,583

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$16,087	$14,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,410	7,010
Amortization of gain on disposal of US property	(241)	(240)
Non-cash compensation expense associated with employee stock compensation plans	1,579	1,451
Foreign exchange loss/(gain) on March 2006 Financing	4,041	(1,660)
Foreign exchange loss/(gain) on intercompany balances	16	(345)
Deferred income tax benefit	73	(521)
Provision for losses on accounts receivable	272	(99)
Interest expense related to the amortization of debt issue costs	1,513	1,046
Amortization of financing costs	1,404	1,719

Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(7,915)	(1,388)
Inventories	(928)	70
Accounts payable, accrued expenses and other liabilities	(1,050)	(2,316)
Fees invoiced in advance	(5,647)	11,282
Net cash provided by operating activities	$16,614	$30,841

Cash flows used in investing activities:
Purchase of property, plant and equipment	(13,947)	(12,415)
Sale of property, plant and equipment	-	17
Payment for acquisition	(1,779)	-
Sale of short-term investments	3,919	-
Net cash used in investing activities	$(11,807)	$(12,398)

Cash flows used in financing activities:
Proceeds from issuance of Voting Common Stock	571	203
Increase in deferred finance/other assets	-	(4,800)
Repurchase of Voting Common Stock	-	(4,000)
Repurchase of warrants	(1,000)	(6,694)
Repayments of long-term borrowings	(1,542)	(10,129)
Repayments of short-term borrowings	(496)	(666)
Net cash used in financing activities	$(2,467)	$(26,086)

Effect of exchange rate changes on cash and cash equivalents	(4,486)	777
Decrease in cash and cash equivalents	(2,146)	(6,866)
Cash and cash equivalents at beginning of period	32,304	44,088
Cash and cash equivalents at end of period	$30,158	$37,222

Supplementary Disclosures
Interest paid	$6,055	$8,117
Taxes paid	$149	$328

See Notes to Condensed Consolidated Financial Statements.

1.  THE COMPANY AND ITS OPERATIONS

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical industries.

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

The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2007, 2006 and 2005 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (FAS 161).  FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”) and other U.S. GAAP.  This FSP is effective for fiscal years beginning after December 15, 2008.  The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on its results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

The analysis of the Company's net revenues and operating income by segment for the three and nine month periods ended September 30, 2008 and September 30, 2007 is as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2008	2007	2008	2007

Net revenues
UK US	$49,962	$47,737	$150,513	$136,759
	13,598	13,137	40,604	36,603
Corporate	-	-	-	-
	$63,560	$60,874	$191,117	$173,362

Operating income
UK	$9,520	$8,743	$29,831	$23,919
US	2,347	2,477	7,269	5,797
Corporate	(2,324)	(2,648)	(7,866)	(7,399)
	$9,543	$8,572	$29,234	$22,317

4.  DEBT

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender.  The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests).  On August 1, 2007 the Company entered into an amendment to the March 2006 Financing (the “Amended March 2006 Financing”) in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing (the “Second Amended March 2006 Financing”) in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.  The original and amended loans have a LIBOR floor set at 425 basis points.  LIBOR has fallen below 425 basis points for part of 2008 resulting in the interest rate being fixed at 775 basis points (the LIBOR floor of 425 basis points plus 350 basis points) for some months during 2008.

On September 5, 2008 the Company repurchased 40,600 of the warrants issued on November 9, 2005 to an independent third party advisor who provided advisory services to assist the Company in obtaining a listing on the NYSE Arca, for an aggregate consideration of $1,000,000.  Accordingly, the independent third party advisor now owns warrants to acquire 271,900 shares of Life Sciences Research, Inc. (“LSR”) Common Stock at an exercise price of $10.46 per share.

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

6.  COMMITMENTS

The Compensation Committee approved and adopted at its December 6, 2006 meeting the 2007 Long Term Incentive Plan (the “2007 LTIP”), which provides for awards of cash compensation to executive officers and other members of the senior management team if certain performance goals are achieved during the 2007-2010 performance period.  The Compensation Committee established a 16% operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger such awards.  The aggregate amount payable to all participants under the 2007 LTIP if the threshold performance level is achieved is approximately $5 million.

Management will be ratably accruing, as compensation expense, an amount equal to the estimated cash bonus that would be payable over the performance period during which the specified performance goals are achieved.  Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

7.  SUBSEQUENT EVENTS

Subsequent to September 30, 2008, on October 27, 2008, the Company issued 410,914 shares of LSR Voting Common Stock from the exercise of warrants resulting in cash proceeds of $616,371.  Warrants exercised were for 410,914 shares at $1.50 per share.  Each of the warrants was set to expire on June 11, 2012.  Cash proceeds of $616,371 were received on October 27, 2008.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared with three months ended September 30, 2007.

Net revenues for the three months ended September 30, 2008 were $63.6 million, an increase of 4.4% on net revenues of $60.9 million for the three months ended September 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 9.8%; with the UK showing a 11.6% increase and the US a 3.5% increase.  The increase in revenues reflects growth in all the Company’s service offerings, particularly safety assessment and regulatory support.

Cost of sales for the three months ended September 30, 2008 were $44.6 million (70.2% of revenue), an increase of 5.0% on cost of sales of $42.5 million (69.9% of revenue) for the three months ended September 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.6% with the UK showing a 11.4% increase and the US a 7.4% increase.  The increase in cost of sales as a % of revenue was due to a 130 basis points increase in labor costs as a % of revenue.  In addition to headcount increases due to the growth in revenues there have been a limited number of hires to strengthen the scientific and operational infrastructure of the Company.  Compensation packages have also increased.  This was offset by a  reduction of 10 basis points in direct study costs as a % of revenue as a result of a change in the mix of business, and a 90 basis points reduction in overhead costs as a % of revenues with improved capacity utilization.

Selling, general and administrative expenses (SG&A) decreased by 4.1% to $9.4 million for the three months ended September 30, 2008 from $9.8 million in the corresponding period in 2007.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 0.2%.  That decrease in costs was primarily due to a reduction in incentive accruals.

Net interest expense decreased by 11.0% to $2.3 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007.  Of the decrease of $0.2 million, $0.6 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with the Amended March 2006 Financing, offset by a $0.4 million decrease in interest income.

Other expense of $5.1 million for the three months ended September 30, 2008 comprised $5.1 million from the non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and finance arrangement fees of $0.5 million, offset by other exchange gains of $0.5 million.  In the three months ended September 30, 2007, there was other income of $0.02 million which comprised $0.5 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and other exchange gains of $0.1 million, offset by finance arrangement fees of $0.6 million.

Income tax expense for the three months ended September 30, 2008 was $0.1 million.  The income tax expense for the three months ended September 30, 2007 was $0.2 million.  Net operating losses are $85.4 million at September 30, 2008, with net operating losses in the US of $7.8 million and net operating losses in the UK of $77.6 million.

Net income for the three months ended September 30, 2008 was $2.1 million compared with net income of $5.9 million for the three months ended September 30, 2007.  The decrease in net income of $3.8 million is due to a $1.0 million increase in operating income, a decrease in the net interest expense of $0.2 million, a decrease in non-cash finance arrangement fees of $0.1 million, a decrease in the income tax expense of $0.1 million, offset by a movement of $5.2 million from a gain to a loss in non-cash foreign exchange re-measurement.

Net income per outstanding common share for the three months ended September 30, 2008 was 16 cents, compared to 47 cents income in the three months ended September 30, 2007, on the weighted average common shares outstanding of 12,679,488 and 12,613,629 respectively.  Net income per fully diluted share for the three months ended September 30, 2008 was 13 cents, compared to 39 cents in the three months ended September 30 2007, on the weighted average fully diluted common shares outstanding of 15,625,054 and 14,965,067 respectively.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007.

Net revenues for the nine months ended September 30, 2008 were $191.1 million, an increase of 10.2% on net revenues of $173.4 million for the nine months ended September 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 12.0%; with the UK showing a 12.3% increase and the US a 10.9% increase.  The increase in revenues reflects growth in all the Company’s service offerings, particularly safety assessment and regulatory support.

Cost of sales for the nine months ended September 30, 2008 were $131.5 million (68.8% of revenue), an increase of 6.7% on cost of sales of $123.2 million (71.1% of revenue) for the nine months ended September 30, 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 8.5% with the UK showing a 8.3% increase and the US a 9.3% increase.  The decrease in cost of sales as a % of revenue was due to a reduction of 110 basis points in direct study costs as a % of revenue as a result of a change in the mix of business, and a 180 basis points reduction in overhead costs as a % of revenues with improved capacity utilization. These were offset by an increase of 60 basis points in labor costs as a % of revenue. In addition to headcount increases due to the growth in revenues there have been a limited number of hires to strengthen the scientific and operational infrastructure of the Company.  Compensation packages have also increased.

Selling, general and administrative expenses (SG&A) increased by 9.1% to $30.4 million for the nine months ended September 30, 2008 from $27.8 million in the corresponding period in 2007.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 10.5%.  That increase in costs was due to an increase in staff costs to match the expansion of the business and higher employee stock option expenses.

Net interest expense decreased by 15.5% to $7.0 million for the nine months ended September 30, 2008 from $8.3 million for the nine months ended September 30, 2007.  Of the decrease of $1.3 million, $2.2 million relates to a decrease in interest expense associated with the $10 million reduction in the principal of the March 2006 Financing and the reduced interest rate associated with the Amended March 2006 Financing, offset by a $0.9 million decrease in interest income.

Other expense of $6.1 million for the nine months ended September 30, 2008 comprised $5.1 million from the non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the financial subsidiary that holds the loan is UK sterling) and finance arrangement fees of $1.5 million, offset by other exchange gains of $0.5 million.  In the nine months ended September 30, 2007 there was other income of $0.3 million which comprised $1.7 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars and other exchange gains of $0.3 million, offset by finance arrangement fees of $1.7 million.

Income tax expense for the nine months ended September 30, 2008 was $0.1 million.  The income tax benefit for the nine months ended September 30, 2007 was $0.5 million.

Net income for the nine months ended September 30, 2008 was $16.1 million compared with net income of $14.8 million for the nine months ended September 30, 2007.  The increase in net income of $1.3 million is due to a $6.9 million increase in operating income, a decrease in the net interest expense of $1.3 million and a decrease in non-cash finance arrangement fees of $0.3 million, offset by a decrease in the income tax benefit of $0.6 million and a movement of $6.6 million from a gain to a loss in non-cash foreign exchange re-measurement.

Net income per outstanding common share for the nine months ended September 30, 2008 was $1.27, compared to $1.17 income in the nine months ended September 30, 2007, on the weighted average common shares outstanding of 12,655,939 and 12,722,989 respectively.  Net income per fully diluted share for the nine months ended September 30, 2008 was $1.04, compared to 99 cents in the nine months ended September 30, 2007, on the weighted average fully diluted common shares outstanding of 15,488,807 and 14,952,153 respectively.

LIQUIDITY & CAPITAL RESOURCES

Cash and Cash Equivalents
During the nine months ended September 30, 2008 funds used were $2.1 million, decreasing cash and cash equivalents from $32.3 million at December 31, 2007 to $30.2 million at September 30, 2008.  The decrease in cash for the nine months ended September 30, 2008 was primarily caused by the increase in DSOs which utilized $10.0 million, and by capital expenditure exceeding depreciation and amortization by $6.5 million.  These offset cash generated by the strong operating performance in the period and the $3.9 million generated from the sale of short-term investments.  There were further payments during the period of $1.8 million regarding the small fold in acquisition,  $1.5 million repayments of long term borrowings, and $1.0 million repurchase of warrants.

Net days sales outstanding ("DSOs") at September 30, 2008 were 28 days, an increase from the 21 days at June 30, 2008 (2 days at September 30, 2007 and 13 days at December 31, 2007).  DSOs are calculated as a sum of accounts receivables, unbilled receivables and fees in advance over total net revenue.  Over the last 5 years, DSOs at the quarter ends have varied from 2 days to 28 days, so they are currently at a five year high. The impact on liquidity from a one-day change in DSO is approximately $666,000.

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

On September 5, 2008 the Company repurchased 40,600 of the warrants issued on November 9, 2005 to an independent third party advisor who provided advisory services to assist the Company in obtaining a listing on the NYSE Arca, for an aggregate consideration of $1,000,000.  Accordingly, the independent third party advisor now owns warrants to acquire 271,900 shares of Life Sciences Research, Inc. (“LSR”) Common Stock at an exercise price of $10.46 per share.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on its consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (FAS 161).  FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”) and other U.S. GAAP.  This FSP is effective for fiscal years beginning after December 15, 2008.  The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on its results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/expense associated with US dollars debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at September 30, 2008.

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At September 30	3 months to September 30 Average rate (1)	9 months to September 30 Average rate (1)
2006	1.9572	1.8680	1.8751	1.8184
2007	1.9906	2.0374	2.0214	1.9869
2008	-	1.7825	1.8931	1.9476

(1)	Based on the average of the exchange rates on each day of each month during the period.

On November 3, 2008 the noon buying rate for sterling was £1.00 = $1.5855.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2008:

		Expected Maturity Date
		2008	2009	2010	2011	2012	There after	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	9,103	-	-	-	-	-	9,103	9,103
	- Euro	660	-	-	-	-	-	660	660
	- Japanese Yen	3,079	-	-	-	-	-	3,079	3,079
Accounts receivable	- Pound Sterling	25,000	-	-	-	-	-	25,000	25,000
	- Euro	936	-	-	-	-	-	936	936
	- Japanese Yen	3,889	-	-	-	-	-	3,889	3,889
Capital leases	- Pound Sterling	136	-	-	-	-	7,469	7,605	7,605

LIBOR
In the three and nine months ended September 30, 2008, where LIBOR has been above 4.25%, the floor stipulated in the Company's Amended March 2006 Financing, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $144,000 and $432,000 respectively.  Below 4.25%, fluctuations in LIBOR do not result in a change in interest expense.

Revenue
For the three and nine months ended September 30, 2008, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2008 an evaluation was carried out, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2008 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.  During the quarter ended September 30, 2008 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           Issuer Purchases of Equity Shares

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2008 – July 31, 2008	0	0	0	N/A
August 1, 2008 – August 31, 2008	0	0	0	N/A
September 1, 2008 – September 30, 2008	40,600 (1)	$24.63 (2)	0	N/A

(1)	Transaction involved the privately negotiated purchase from an unaffiliated third party of warrants to acquire 40,600 shares of LSR common stock at an exercise price of $10.46 per share.

(2)	The Company paid $24.63 per each warrant to acquire a share of LSR common stock for $10.46 per share, for an aggregate consideration of $1,000,000.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 99.1	Press Release, dated November 3, 2008 announcing the third quarter earnings results for 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	November 5, 2008

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	Chief Financial Officer – Principal Financial and Accounting Officer
Date:	November 5, 2008