Form 10-K
period 2008-12-31
LIFE SCIENCES RESEARCH INC
filed 2009-03-16
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
Commission File Number 0-33505

------------------------

LIFE SCIENCES RESEARCH INC.
(Exact name of registrant as specified in its Charter)

MARYLAND (State of Incorporation)	52-2340150 (IRS Employer Identification No.)
PO BOX 2360, METTLERS ROAD, EAST MILLSTONE, NEW JERSEY (Address of Principal Executive Offices)	08875-2360 (Zip Code)

Registrant’s telephone number, including area code: (732) 649-9961

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock $0.01 par value	NYSE Arca

Securities registered pursuant to 12(g) of the Act:      None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                            Yes ☐                                                      No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                            Yes ☐                                                      No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ☒                                                       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☐                                                      Accelerated filer          ☒
        Non-accelerated filer   ☐                                                      Smaller Reporting Company      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes ☐                                                      No ☒

The aggregate market value of the Voting Common Stock held by non-affiliates of the Registrant was $283,654,054 on June 30, 2008 (based upon the last reported sales price of the registrant’s common stock on the NYSE Arca exchange), the last business day of Registrant’s most recently completed second fiscal quarter.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

As of March 11, 2009 the Registrant had outstanding 13,347,295 shares of Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders scheduled to be held on May 21, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.  With the exception of the portions of the 2009 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities which involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors. You should carefully review the risks described herein and in other documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to” and similar expressions, as well as statements regarding the Company’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Life Sciences Research, Inc. ("LSR") and Subsidiaries (collectively, the "Company") is a global Contract Research Organization (“CRO”), offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical companies.  The Company serves the rapidly evolving regulatory and commercial requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that humans use, eat and are otherwise exposed to.  In addition, the Company tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

As the Company continues to build on improving fundamentals, it has the following strategy and goals:

•	To grow to significant profitability and improved return on investment for its shareholders.
•	To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment and to be the first choice for the industries it serves.
•	To provide its employees with the opportunity for individual development in a caring, rewarding and safe working environment.
•	To be recognized positively in the local communities in which it operates.

LSR was incorporated on July 19, 2001 as a Maryland corporation. It was formed specifically for the purpose of making a recommended all share offer (the "Offer") for Life Sciences Research Ltd ("LSR Ltd") formerly Huntingdon Life Sciences Group plc ("Huntingdon"). The Offer was made in October 2001 and the merger was completed in March 2002.

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

LSR's executive office is based at the Princeton Research Center in East Millstone, New Jersey.

HISTORY

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964, it was acquired by the US company, Becton Dickinson. Over the next 20 years, it successfully established itself as a leading UK Contract Research Organization (“CRO”) with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies.

In 1995, it acquired the toxicology business of APBI, which included laboratories in East Millstone, New Jersey and Eye, England for a total consideration of $43 million. The US business acquired operates as Huntingdon Life Sciences, Inc.

In the first half of 1997, allegations were made relating to animal care and Good Laboratory Practice (“GLP”) against Huntingdon's operating Subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant operating losses and cash outflows resulted during the period from mid 1997 through 1998. Given the medium to long term element of many of Huntingdon's activities and the reluctance of customers to place new work until its finances were stabilized, Huntingdon required a substantial injection of financing to both initially restore confidence and then to fund operations during the period until it returned to profitability.

On September 2, 1998, a group of new investors, led by Andrew Baker, recapitalized, refinanced and strengthened the Company, bringing in a new senior management team.

Since the involvement of the new investor group in 1998, the management team, led by Andrew Baker and Brian Cass, believes that LSR has successfully addressed many of the Company’s past difficulties. Relationships with customers have been restored and sales have grown consistently at an encouraging rate.

DESCRIPTION OF BUSINESS

The Company provides pre-clinical and non-clinical biological safety evaluation research services to many of the world’s leading pharmaceutical and biotechnology companies, as well as many agrochemical and industrial chemical companies.  The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of the Company’s customers' products.  The Company’s services are designed to meet the regulatory requirements of governments around the world.

The Company’s aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth.  In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry and a growing trend towards greater outsourcing as customers focus more internal resources on research and increasingly look to variabilize their development costs and reduce their development timelines.

The Company's sales and marketing functions are specifically focused on two main groups, pharmaceutical and biotechnology, and non-pharmaceutical customers.  As much of the research activity conducted for these two customer groups is similar, the Company believes it is appropriate, operationally, to view this as one business.

Pharmaceutical and Biotechnology

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

The Company views its non-clinical market as extending all the way beyond marketing authorization, although the core market extends to “proof of concept” in man (Phase 2A).  The Company has had collaborative relationships with a number of Phase I clinical trial units and offers certain laboratory services in support of clinical trials.  The Company also provides analytical chemistry support for clinical trials, establishes the stability of pharmaceuticals under varied storage conditions and undertakes batch testing of marketed pharmaceuticals for product release.

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

Market Growth

It is estimated that the pharmaceutical industry annual drug development spending is around $80 billion per year and has had a long term growth rate of roughly 10% per annum.  Approximately 20% of this is devoted solely to pre-clinical testing.  The Company believes that approximately 20-25% of the pre-clinical spending is outsourced which means that the Company is today competing in a market of as much as $3.5 billion.  While the Company believes that this market will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced, it is currently experiencing what it expects is near term softness in demand driven by a number of factors, including reorganizations and reprioritization within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment. Although the Company cannot predict how long this will cause below normal bookings, or how long these factors will continue to depress growth in the market for outsourced services, it believes that historical growth levels should resume, due, among other things, to the following:

•
The Company believes pharmaceutical companies will continue to increase the numbers of drugs in development. It is estimated there has been a 62% increase in the numbers of projects in pre-clinical development since 2000 and a 22% increase since 2007 alone (Source: PharmaProjects). This may be due, at least in part, to one or more of the following:

•
The need to replace earnings from drugs coming off patent. For example, for just the top 10 global pharmaceutical companies, an estimated 30% of their revenues today are from drugs that will lose their patent protection by the end of 2012. This exposes these drugs to price erosion due to the ability of other companies to produce cheaper generics of the same active ingredient.

•
Increasing personalization of medicines. As scientific advances are increasingly able to identify patients who may, or may not, respond well to particular medical interventions, the population as a whole may be sub-divided into sub-populations of responders and non-responders for a specific medicine. This could have the effect of decreasing the market available for each individual medicine, but increasing the numbers of sub-populations that each require their own treatment.

•	The Company believes that there will be an increasing trend of pharmaceutical companies outsourcing more of their development work to CROs. They may do this due to one, or more, of the following:

•
To reduce drug development costs and timelines by replacing their high-cost fixed infrastructure with the cheaper and more flexible services offered by CROs. This will enable them to focus more internal resource on discovery research in the search for new lead compounds.  It is increasingly thought likely that large-scale strategic outsourcing agreements between pharmaceutical companies and CROs will become more commonplace in the future.

•
Anticipated decreasing pricing power in key markets. In most developed economies aging populations are putting increasing pressures on healthcare budgets. One of the options considered by the governments of these countries is to, in turn, put pressure on pharmaceutical companies to lower the cost of their medicines.

•
The process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing.  While there is some short-term negative impact from mergers and acquisitions, with development pipelines being rationalized and a focus on integration rather than development, longer-term resources are increasingly invested in in-house facilities for discovery and lead optimization rather than development and regulatory safety evaluation.  The Company’s own research, supported by comments from the major competitors in this space, suggest that none of the major global pharmaceutical companies are currently investing in significant new safety evaluation facilities.  Undertaking development work and safety evaluation is the Company's core business.

•
For certain, specialized types of testing, there is now likely a greater pool of experience and expertise within CROs than there is within pharmaceutical customers. In discussions with the Company’s customers, this has been the case for some time for specialized routes of administration of medicines (for example, medicines delivered via the lungs or infused over a long period into the bloodstream) and may be becoming the case in the growing field of development of biological medicines. For these latter medicines, an understanding of the complex safety testing regimes and technical specializations involved are increasingly found within CROs.

As a result of these, amongst other factors, it is believed that the overall market for outsourced services is estimated to be growing at a rate at least equal to the growth of research and development expenditure by the pharmaceutical industry.

Non-Pharmaceutical

The Company currently generates approximately just under 15% of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, and veterinary and food industries.  During 2008, non-pharmaceutical orders were above the average for the past five years, but this represents a declining percent of total orders over the period, which is expected to continue.  The work involved has many similarities, and often uses many of the same facilities, equipment, and scientific disciplines, to those employed in pre-clinical testing of pharmaceutical compounds.

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

The Company believes that the non-pharmaceutical side of the business is likely to experience relatively low growth in the next few years, although a number of market subdivisions included in this broad area of business have the potential for some growth in the future due to the following:

•	Continued implementation of testing requirements for ‘high production volume’ (HPV) chemical products in the US and Japan.
•	Introduction of new legislation for the notification of new and existing chemicals that are in use within the European Union (“EU”) (REACH).
•	Safety testing of specific formulations of crop protection products on a country-by-country basis within the European Union (Council Directive 91/414/EEC).
•	More stringent regulations affecting compounds, which have the potential to adversely affect the environment, (e.g. biocides and endocrine disrupters).
•	Developments of new markets such as China and the EU accession countries.
•	A modest increase in R&D by the world’s major agrochemical companies as they satisfy the need for more food, higher quality food, animal feed and biofuels.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal laboratory facilities.  While overall R&D is not growing, the Company believes that increased outsourcing could provide business opportunities in this market.

Know-how and Patents

The Company believes that its proprietary know-how plays an important role in the success of its business.  Where the Company considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use.  However, the Company has no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the services offered are dependent.

Quality Assurance

The Company maintains extensive quality assurance programs, designed to ensure that all testing programs meet customer requirements, as well as all relevant codes, standards and regulations.  Periodic inspections are conducted as testing programs are performed to assure adherence to project specifications or protocols and final reports are extensively inspected to ensure consistency with data collected.

Customers

The Company offers worldwide pre-clinical and non-clinical testing for biological safety evaluation research services to human and veterinary pharmaceutical and biotechnology companies, as well as agrochemical, industrial chemical and food companies.  In 2008 the Company received orders from companies ranging from the largest in their industries to small and start-up organizations.  43 customers placed over $1 million of orders with the Company and the ten largest customers accounted for approximately 45% of orders.  No single customer accounted for more than 10% of net revenues for 2008.

For net revenues from customers, assets attributable to each of the Company’s geographical business areas and a geographical analysis of net revenues from customers (based on the location of the customer) for each of the last three fiscal years, see Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

Backlog

The Company’s net revenues are earned under contracts ranging in duration from a few months to three years.  Net revenue from these contracts is recognized over the term of the contract as services are rendered.  The Company maintains an order backlog to track anticipated net revenues for work that has yet to be earned.  Aggregate backlog at December 31, 2008 was $142 million compared to $190 million at December 31, 2007, which represents a decrease of 5% exclusive of the impact of foreign exchange.

Competition

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from:
•	in-house R&D divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments; to
•	“full service” providers – CROs like LSR, who provide a full range of non-clinical safety services to the industries (such as Covance, Inc. and Charles River Laboratories, Inc.); and
•	“niche” suppliers focusing on specific services, geographic areas, or industries (such as CIT, RTI, Sequani).

Research and Development

In addition to experience gained through research activities performed for customers, the Company engages in research in order to respond to the changing needs of customers and to maintain competitiveness within the industries in which it operates.  Most of the research undertaken, however, is an inherent part of the research carried out on behalf of customers in completing studies and as such it is not identified separately.

Regulatory agencies

Services provided by the Company are used to support pharmaceutical, biotechnology, chemical or agrochemical product approval applications world wide. Its laboratories are therefore subject to routine formal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from customer companies.  The Company is regularly inspected by US and UK governmental agencies because of the number and complexities of the studies it undertakes.  In 1979, the US FDA promulgated the Good Laboratory Practice (“GLP”) regulations, defining the standards under which biological safety evaluations are to be conducted.  Since that time the Organisation for Economic Co-Operation and Development (OECD) and the International Congress on Harmonisation (ICH) have implemented international principles which, together with compliance monitoring and mutual data acceptance programs ensure that laboratory and clinical work is conducted to the highest standards.

The Company’s pre-clinical and clinical services are subject to these international standards for the conduct of research and development studies that are embodied in the regulations for GLP, Good Clinical Practice (GCP) and Good Manufacturing Practice (GMP).  The FDA and other National and international regulatory authorities require the test results submitted to such authorities be based on studies conducted in accordance with GLP, GCP or GMP.  The Company must also maintain records and reports for each study for specified periods for auditing by the study sponsor and by any regulatory authorities.

The Company’s operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986.  This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on animals and regulation of their environment.  Personal licenses are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorized in advance by a Project Licensee.  Premises where procedures are carried out must also be formally designated by the UK Home Office.  Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements, the Company had 20 such visits in 2008.

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

Animal Rights Activism

During the last decade there was an escalation in animal rights activity that targeted biomedical research internationally including academic, government and commercial organizations. As part of this increase a new campaign group, Stop Huntingdon Animal Cruelty, or SHAC, was formed in the UK in November 1999. SHAC's broad aim is to end all animal research, while its immediate and publicly stated goal at that time was to “shut HLS down within three years”. During 2000 this campaign broadened and intensified with a range of Huntingdon’s stakeholders becoming targets, including staff, directors, institutional and individual shareholders, customers, financial institutions and other suppliers. The protest activities took many forms, both legal and illegal, such as demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above; and, in occasional cases, acts of violence.

During 2002, the incidents of violent protest against the Company and its staff diminished in the UK.  However, activists focused their protest activities on the Company's financial institutions in unsuccessful attempts to deprive Huntingdon of its bank financing and to stop the US re-domiciling transaction. During this period, due in large part to Huntingdon’s successful US re-domiciling, the activities of SHAC and other animal rights groups expanded to and intensified in the US, focusing on a similar range of stakeholders as had been targeted in the UK.

To counter this animal rights campaign the Company adopted a strategy of openness and direct co-operation with all its stakeholders, the media and the local communities. The Company took every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective new medicines and other products. Members of the media, national bodies, schools and local groups visited the Company, toured the laboratories and animal facilities, and talked with staff. These visitors have been consistently impressed with the Company's ethics, its standards of animal welfare and the professionalism of its staff.  As a consequence of the Company's constructive, high profile public relations activities and the irrationality of the animal rights messages, media coverage became increasingly positive towards the Company. Additionally, both in the US and the UK, the media has consistently condemned the illegal protest actions of the SHAC campaign.

Initiated by, and in conjunction with, the Company's leadership on this issue, there has been a marked increase in communication campaigns designed to inform the general public. These have focused on the essential nature of animal based research and the benefits of such research to society, the high standards of animal welfare demanded and the commitment to developing non-animal alternatives. The Company’s customers' recognition of its scientific and professional integrity and leadership was evident in the granting of the prestigious UK Pharma Industry Individual Achievement Award to Brian Cass, the Company's President and Managing Director, in October 2001. In further recognition of his, and the Company’s, contribution to science and professional achievements, Mr. Cass was appointed as a Commander in the Most Excellent Order of the British Empire (“CBE”) in June 2002. The highly prestigious CBE is awarded on merit, for exceptional achievement or service; it is recommended by the Prime Minister of Great Britain, but is approved by the Queen. UK pro-research groups such as the Research Defence Society and the Coalition for Medical Progress/ Understanding Animal Research have added to the communications effort to spread the message of the value of animal research. During 2006 a public petition in support of animal research, dubbed the Peoples Petition, gathered tens of thousands of signatures, including that of former Prime Minister Tony Blair.

UK Actions

In the UK the Company successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, and Research Defence Society. As a result, the British Government made very positive statements in support of the Company specifically and of biomedical research using animals in general. It has also been extremely critical of the illegal activities of some animal rights supporters. The Government adopted legislation to offer more protection to those targeted and encouraged the police and courts to ensure the law is enforced. Of particular note, was the introduction in April 2005, of the Serious Organised Crime and Police Act (SOCPA), with new powers to deal with protests outside homes, harassment and economic damage. Moreover in July 2005 that Act was further amended to introduce the new offense of “interference with business contracts so as to damage an animal research organization”, commonly referred to as the “economic terrorism law”. These new measures were designed to tackle secondary and tertiary targeting by animal rights extremists, this is the intimidation of organizations doing business with animal research facilities. Utilizing these new laws, UK law enforcement significantly increased its investigations and prosecutions of animal rights extremists.

On May 1,  2007, following years of investigation, the UK police mounted a coordinated operation, dubbed “Operation Achilles” involving hundreds of officers which resulted in the arrest of 32 individuals from across the country, all suspected of being involved with criminal activity associated with animal rights extremism. A number of those arrested were charged with conspiracy to blackmail, including the three top leaders of SHAC, while others were charged with a range of SOCPA related offences and burglary. Three of those charged with conspiracy to blackmail pleaded guilty, including two of the SHAC leaders, and the trial of the other five defendants began in September 2008. Four of the five were found guilty in December 2008, including the third leader of SHAC, and sentencing took place in January 2009. All seven received prison sentences - the three leaders of SHAC received either 11 or 9 years in prison and the remaining four defendants between 8 and 4 years.  Seven other activists charged with SOCPA related offences and burglary will be tried in criminal  court in July 2009. This investigation, the weight of evidence presented in court, the guilty pleas and verdicts, and the sentences has affected many of those involved in organizing SHAC and other UK animal rights campaigns, as a result the level of extremist activity throughout the UK has decreased dramatically.

In parallel with the introduction of new UK legislation the Company used the civil route to protect itself and its staff. In April 2003, the Company obtained a groundbreaking legal injunction from the London High Court of Justice protecting its employees against harassment from SHAC and similar animal rights activists. This order, obtained under the Protection from Harassment Act, bans protesters from approaching within 50 yards of employees’ homes and sets up similar exclusion zones around the Company’s two UK research centers. Several months later, a group of five international Japanese pharmaceutical companies followed a similar course, obtaining protective injunctions for their employees who were being harassed. Since then approximately two dozen other organizations similarly targeted by animal rights extremists have obtained injunctions of this type. Some were targeted for their perceived relationship with the Company; others for their own independent animal research activities. Notably, during 2004, Oxford University became the target of animal rights extremists attempting to halt the construction of an animal research facility. The University successfully obtained a broad-ranging injunction against such protests which was most recently expanded in February 2008.

US Actions

Although the animal rights movement is less developed in the US and appears to enjoy less public support than in the UK, the Company is addressing it proactively with actions similar to those it has utilized in the UK. These steps include a strategy of openness and media co-operation; legislative and regulatory lobbying in association with industry trade bodies such as Americans for Medical Progress, National Association for Biomedical Research and the Foundation for Biomedical Research; and legal actions including close cooperation with law enforcement authorities at all levels. For example, following incidents of vandalism associated with home protests against the Company's US employees, the Company obtained orders of the New Jersey Superior Court, the New York Supreme Court and the California Supreme Court placing restrictions on both home protests and protests at the Company’s Princeton Research Center by animal rights activists. All of these court orders remain in effect. During 2002 criminal indictments were brought against SHAC extremists in New York City and felony convictions, including prison terms, have been handed down. Legislation was enacted in May 2002 which significantly increased the penalties under the Federal Animal Enterprise Terrorism Act for acts of vandalism against medical research and animal based research facilities. In October 2005, legislation was introduced to expand the Animal Enterprise Terrorism Act to among other things, address secondary and tertiary targeting. That legislation was signed into law by President Bush on November 27, 2006. Its enactment has resulted in a decline in criminal animal extremist activity.

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

Management recognizes that there are, and expects that there will always be, individuals with strong views on animal rights. Such people believe that animals should not be used in any way for the betterment of humanity, including biomedical research. Regardless of whether this political issue directly impacts the Company’s business, the Company remains committed to its strategy of informing the public of the value of biomedical research using animals, of advancing animal welfare, and of supporting its customers’ desire to maximize the safety of vital new medicines and other products being developed for the benefit of society.

Human Resources

The Company’s most important resource is its people.  They have created the Company’s knowledge base, its expertise and its excellent scientific reputation.  Scientists from the Company are represented at the highest levels on several US, UK and international committees on safety and toxicity testing.  Several staff members are considered leaders in their respective fields.  They frequently lecture at scientific seminars and regularly publish articles in scientific journals.  This recognition has resulted in frequent assignments from customers for consultation services.  Some of the Company's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organizations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organization.

To ensure that this experience and expertise is transmitted throughout the organization, the Company conducts training programs.  For example, the Company's study director training programs train graduate staff in all phases of toxicology.  Also, in conjunction with the Institute of Animal Technology, the Company maintains what it believes to be one of the largest animal technician training programs in the world.  The Company employs approximately 348 licensed personnel at any one time.

The number of employees in the Company at December 31, 2008 and 2007 were as follows:

	2008	2007
US	333	309
UK	1,303	1,313
Japan	12	12
	1,648	1,634

Management and Labor Relations

The Company’s labor force is non-union and there has never been any disruption of the business through strikes or other employee action.  The Company regularly reviews its pay and benefits packages and believes that its labor relations, policies and practices and management structure are appropriate to support its competitive position.

Executive Officers and Directors of the Registrant

The Company’s executive officers and directors as of July 31, 2008 were as follows:

Name	Age	Position within the Company
Andrew Baker	60	Director, Chairman of the Board and Chief Executive Officer
Gabor Balthazar	67	Director
Mark Bibi	50	General Counsel and Secretary
Brian Cass	61	Director, Managing Director/President
Julian Griffiths	56	Vice President of Operations
Afonso Junqueiras	52	Director
Richard Michaelson	57	Chief Financial Officer
Yaya Sesay	66	Director

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For a discussion of geographic areas, please see “Geographical Analysis” beginning on page 35 and “Geographical Analysis” beginning on page 82.

AVAILABLE INFORMATION

The Company’s website is located at www.lsrinc.net.  The Company posts on its website its filings with the Securities and Exchange Commission (“SEC”) including those on Form 10-K, Form 10-Q and Form 8-K.  The reference to the Company’s Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from the Internet website and should not be considered part of this document.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s website is located at www.sec.gov.

ITEM 1A.  RISK FACTORS

This section discusses various risk factors that are attendant to the Company’s business and the provision of its services, many of which are outside of the Company’s control.  If the events outlined below were to occur individually or in the aggregate, the Company’s business, results of operations, financial condition, and cash flows could be materially adversely affected.  The risks and uncertainties outlined below are not the only ones facing the Company.

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

The Company depends on the pharmaceutical and biotechnology industries

The Company’s net revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development.  Accordingly, economic factors and industry trends that affect the Company’s customers in these industries also affect its business.  For example, the availability of financing from the capital markets to the biotechnology industry, especially small or non-revenue producing companies, can have a material impact on their ability to fund development of their compounds. Also, at any given time, pharmaceutical customers can choose to allocate their R&D expenditures more heavily towards clinical testing than non-clinical safety testing that the Company performs. As well, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, the Company’s customers may spend less, or reduce their growth in spending on research and development.

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

Providers of outsourced drug development services compete on the basis of many factors, including the following:

•	reputation for on-time quality performance;
•	expertise, experience and stability;
•	scope of service offerings;
•	how well services are integrated;
•	strength in various geographic markets;
•	price;
•	technological expertise and efficient drug development processes; and
•	ability to acquire, process, analyze and report data in a time-saving, accurate manner.

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

The Company’s non-US locations account for a majority of its revenues, making the Company exposed to risks associated with operating internationally

Approximately 77% of the Company’s net revenues are generated by its facilities outside the United States.  As a result of these foreign sales and facilities, the Company’s operations are subject to a variety of risks unique to international operations, including the following:

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

The Company operates on a world-wide basis and generally invoices its customers in the currency of the country in which it operates.  Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs.  Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US customers, which are denominated in US dollars and contribute approximately 8% of total net revenues.  Management has decided not to hedge against this exposure.

As the Company operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness vis a vis competitors who trade in currencies other than sterling or dollars.

The Company is reliant upon debt provided by third party lenders

The Company has approximately $78 million of outstanding debt.  $57 million of this debt is due on March 1, 2011 and the remaining debt is represented by capital leases, primarily related to the sale and leaseback of the Company’s facilities.  If the Company is unable to pay or refinance this debt when it becomes due, or to pay its carrying costs on such debt in the form of interest, the Company could face a default under the terms of its loan agreement.  A variety of factors, including worsening financial performance, failure to comply with financial covenants and pressure from animal rights extremists, could make it difficult to pay or refinance this debt.

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

The Company’s contracts are generally terminable on little or no notice.  Termination of a large contract for services or multiple contracts for services could adversely affect the Company’s revenue and profitability

In general, the Company’s customers may terminate the agreements that they enter into with the Company or reduce the scope of services under these contracts upon little or no notice.  Contracts may be terminated for various reasons, including:

•	unexpected or undesired study results;
•	production problems resulting in shortages of the drug being tested;
•	adverse reactions to the drug being tested;
•	regulatory restrictions placed on the drug or compound being tested; or
•	the customer’s decision to forego or terminate a particular study.

Because most of the Company’s pre-clinical revenues are from fixed price contracts, these contracts may be subject to under-pricing and cost overruns

The majority of the Company’s contracts with its customers are fixed price contracts creating the risk of cost overruns under these contracts.  The Company typically has some flexibility under these contracts to adjust the price to be charged under these contracts if it is asked to provide additional services.  If the Company did have to bear significant costs of under-pricing or cost-overruns under these contracts, its business, financial condition and operating results could be adversely affected.

The Company depends on its senior management team, and the loss of any member may adversely affect its business

The Company believes its success will depend on the continued employment of its senior management team, especially Andrew Baker (Chairman and CEO) and Brian Cass (President and Managing Director).  If one or more members of the senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and the Company’s business could be harmed.  If any of the Company’s key employees were to join a competitor or to form a competing company, some of the Company’s customers might choose to use the services of that competitor or new company instead of the Company.  Furthermore, customers or other companies seeking to develop in-house capabilities may hire away some of the Company’s senior management or key employees.  The loss of one or more of these key employees could adversely affect the Company’s business.

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

Actions of animal rights extremists may affect the Company’s business

The Company’s development services utilize animals (predominantly rodents) to test the safety and efficacy of drugs.  Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries.  The Company is targeted by extreme animal rights activists who oppose all testing on animals, for whatever purpose, including the Company’s animal testing activities in support of its safety and efficacy testing for customers.  These groups, which include Stop Huntingdon Animal Cruelty (“SHAC”), the Animal Liberation Front (“ALF”), and Win Animal Rights (“WAR”), among others, have publicly stated that the goal of their campaign is to “shut Huntingdon”.  These groups have targeted not only the Company, but also third parties that do business with the Company, including customers, suppliers and advisors.  Acts of vandalism and other acts by these animal rights extremists who object to the use of animals in drug development could have a material adverse effect on the Company’s business.

Animal rights extremists have targeted, and may continue to target, the financial community associated with the trading of LSR Voting Common Stock, which has caused and may continue to cause illiquidity and a lower market price of the Voting Common Stock.

Animal rights extremists have harassed and/or caused the fear of harassment to individuals and entities in the financial community associated with the trading of LSR shares, including market makers, stockbrokers, research analysts, auditors, investors and trading platforms.  The liquidity and market price of the shares of LSR Voting Common Stock could be adversely affected by such actions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s head office is situated within the Princeton Research Center in New Jersey.

The Company believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available if and when needed.

The following table shows the location and approximate size of the primary operating facilities of the Company, as at December 31, 2008 and March 11, 2009.  The principal uses made of these facilities are as laboratories, animal accommodation and offices.

Location	Laboratories and Offices	Size
Princeton Research Center, East Millstone, NJ, US	169,000 sq. ft.	54 acres
Huntingdon Research Center, Huntingdon, England	539,000 sq. ft.	84 acres
Eye Research Center, Eye, England	258,000 sq. ft.	27 acres

All the above properties are leased from entities controlled by the Company’s Chairman and CEO, Andrew Baker.  The sale and leaseback agreement is discussed in more detail in Note 2 within Item 8.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings, claims and investigations in the ordinary course of business, including commercial claims, employment and other matters. In accordance with GAAP, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of the stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LSR's Voting Common Stock trades on the NYSE Arca under the symbol "LSR".  The closing market price of the Voting Common Stock on March 11, 2009 was $6.75 per share.

The high and low quarterly sales price of LSR’s common stock for the two years to December 31, 2008 were as follows:

	HIGH SALES	LOW SALES
QUARTER ENDED	PRICE	PRICE
	$	$

March 31, 2007	15.00	11.53
June 30, 2007	16.60	12.40
September 30, 2007	19.75	14.52
December 31, 2007	22.71	17.50
March 31, 2008	28.50	18.30
June 30, 2008	30.51	23.37
September 30, 2008	39.30	26.05
December 31, 2008	36.48	8.20

As of March 11, 2009, LSR had 1,862 holders on record of Voting Common Stock.

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

Life Sciences Research Limited, the UK holding company for the two main operating companies Huntingdon Life Sciences Limited and Huntingdon Life Sciences Inc. has a deficit on shareholders equity of £32.0 million.  Until this deficit is cleared, under UK company law it is not permitted to pay dividends to its parent company, LSR.  This may affect the payment of dividends by LSR.

Repurchase of equity securities

The Company did not repurchase any equity securities during the fourth quarter of 2008.

Stock performance graph

The graph below compares the cumulative 5-year total return of holders of Life Sciences Research, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index, the RDG MicroCap Biotechnology index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
Life Sciences Research, Inc.	100.00	455.65	431.45	584.68	810.48	377.02
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10
RDG MicroCap Biotechnology	100.00	86.91	64.26	50.42	31.96	12.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities authorized for issuance under equity compensation plans

Information on security ownership by certain beneficial owners and management of LSR is incorporated by reference to the headings “Stock Ownership of Directors, Executive Officers and Certain Stockholders” in the Company’s definitive Proxy Statement in connection with its 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2008.  Information is included for equity compensation plans approved by LSR stockholders and equity compensation plans not approved by LSR stockholders.

Plan Category	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by LSR stockholders	2,950,000	4.59	437,000
Equity compensation plans not approved by LSR stockholders	1,425,000	11.00	-
Totals	4,375,000	6.37	437,000

From time to time US depositary institutions hold shares on behalf of their customers to enable a market to be made in the LSR’s shares.  No holdings of 5% or more have been reported by those institutions at March 11, 2009.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from LSR’s audited consolidated financial statements on Form 10-K.

The selected consolidated financial data should be read in conjunction with LSR’s audited consolidated statements and accompanying notes included elsewhere in this Annual Report.  See also “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  Historical consolidated financial data may not be indicative of the Company’s future performance.

	As of and for the year ended December 31

	2008	2007 (Restated)	2006	2005	2004
	($000, except per share data)
Statement of Operations Data
Net revenues	$242,422	$236,800	$192,217	$172,013	$157,551
Cost of Sales	(169,297)	(165,790)	(142,701)	(124,820)	(117,061)
Gross profit	73,125	71,010	49,516	47,193	40,490
Selling, general and administrative expenses	(37,210)	(39,135)	(29,447)	(26,174)	(24,666)
Operating income before other operating expenses	35,915	31,875	20,069	21,019	15,824
Other operating expenses	-	-	(10,497)	-	-
Operating income	35,915	31,875	9,572	21,019	15,824
Interest expense (net)	(11,344)	(13,596)	(17,546)	(10,773)	(6,521)
Other income/(expense):
Foreign exchange (loss)/gain on Financing and Capital Bonds	(14,102)	770	6,210	(5,144)	3,345
Foreign exchange gain on Intercompany Balances	1,329	171	692	518	-
Cost of currency hedge Contract	-	-	-	-	(455)
Income/(loss) before income taxes	11,798	19,220	(1,072)	5,620	12,193
Income tax (expense)/benefit	(1,380)	(33,194)	6,856	(4,129)	5,401
Income/(loss) before loss ondeconsolidation of variable interest entity	10,418	(13,974)	5,784	1,491	17,594
Loss on deconsolidation of Variable interest entity (net of income tax benefit of $22,218)	-	-	(20,656)	-	-
Net income/(loss)	10,418	(13,974)	(14,872)	1,491	17,594

	As of and for the year ended December 31

	2008	2007 (Restated)	2006	2005	2004
Income/(loss) per share before loss on deconsolidation of variable interest entity (a)
- basic	$0.81	$(1.10)	$0.46	$0.12	$1.45
- diluted	$0.70	$(1.10)	$0.46	$0.10	$1.29
Weighted average number of
Common stock (000)
- basic	12,798	12,698	12,644	12,518	12,153
- diluted	14,970	12,698	12,644	14,533	13,607

(a)  See Note 2 and Note 3 within Item 8 for further explanation.

	As of and for the year ended December 31

	2008	2007 (Restated)	2006	2005	2004
	($000, except per share data)
Balance Sheet Data
Working capital (b)	$13,527	$(5,405)	$20,364	$(51,860)	$1,800
Total assets	171,198	201,583	230,579	184,369	200,075
Long term debt and related party loans	71,943	73,029	86,751	30,430	89,685
Total stockholders deficit	(15,212)	(29,327)	(5,092)	(14,568)	(2,064)
Common stock and paid in capital	89,850	87,342	95,889	75,974	75,796
Book value per share	$(1.19)	$(2.32)	$(0.40)	$(1.16)	$(0.17)

(b)  Working capital is defined as current assets less current liabilities.

	As of and for the year ended December 31
	2008	2007 (Restated)	2006	2005	2004
	($000, except per share data)
Other Financial Data
Depreciation and amortization	$10,653	$9,519	$9,514	$9,581	$9,530
Capital expenditure	16,657	16,439	13,093	15,973	11,096
Cash generated/(used) in the year	270	(7,865)	28,668	(17,921)	16,070
Net days sales outstanding (DSO)	30	13	21	16	4
Gross Profit %	30.2%	30.0%	25.8%	27.4%	25.7%
Operating income before other operating expenses %	14.8%	13.5%	10.4%	12.2%	10.0%
Operating income %	14.8%	13.5%	5.0%	12.2%	10.0%
Net income/(loss) %	4.3%	(5.9%)	(7.7%)	9.0%	11.2%

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following should be read in conjunction with the consolidated financial statements of LSR as presented in “Item 8 Financial Statements and Supplementary Data”.

The Company provides pre-clinical and non-clinical biological safety evaluation research services to most of the world’s leading pharmaceutical and biotechnology companies, as well as many agrochemical and industrial chemical companies.  The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of the Company’s customers' products.  The Company’s services are designed to meet the regulatory requirements of governments around the world.

The Company’s aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth.  In doing so, the Company expects to benefit from strong drug pipelines in the pharmaceutical industry and a growing trend towards greater outsourcing as customers focus more internal resources on research and increasingly look to variabilize their development costs.

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

While the Company believes that the market it operates in will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced, it is currently experiencing what it expects is near term softness in demand driven by a number of factors, including reorganizations and reprioritization within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  Although the Company cannot predict how long these factors will continue to depress growth in the market for outsourced services, it believes that historical growth levels should resume

The recent volatility in the currency markets has had an adverse effect on the Company’s results during the latter part of 2008 due to the weakening of the British Pound against the US Dollar, as more than 75% of the Company trade is denominated in Pounds.  The continued uncertainty in the currency markets means that there remains a risk of further volatility in the results in the future.

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with US GAAP.  The Company considers the following accounting policies to be critical accounting estimates.

In preparing its consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, the Company makes assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. The Company bases its assumptions, judgments and estimates on historical experience and various other factors that it believes to be reasonable under the circumstances. These assumptions, judgments and estimates are evaluated on a regular basis.  Critical accounting policies and estimates are also discussed with the Audit Committee of the Board of Directors.

Actual outcomes may differ from these assumptions, judgments and estimates and these differences may have a material impact on the consolidated financial statements.

The Company believes that the assumptions, judgments and estimates involved in the accounting for revenue recognition, pensions and income taxes have the greatest potential impact on its consolidated financial statements. These areas are key components of the Company’s results of operations and are based on complex rules which require the Company to make judgments and estimates, so it considers these to be its critical accounting policies. Historically, the Company’s assumptions, judgments and estimates relative to its critical accounting policies have not differed materially from actual results.

A summary of the significant accounting policies is set out below:

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

Pension Costs

Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees in the UK based on their final pensionable salary.  As of December 31, 2002, the defined benefit pension plan was curtailed.  The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions".  Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" and FAS158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”.  The measurement of the related benefit obligation and net periodic benefit cost recorded each year is based upon actuarial computations which require the use of judgment as to certain assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit obligation; and (b) the expected return on plan assets (for funded plans). Actual results (such as the return on plan assets and plan participation rates) will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements and note disclosures.  The net (loss)/gain subject to amortization, outside the corridor, is being amortized on a straight-line basis over a period of 15 years.  The Company recognized all actuarial gains and losses immediately for the purposes of its minimum pension liability.

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

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared with year ended December 31, 2007

The Company is currently experiencing what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the latter part of the year with the result that orders for the year ended December 31, 2008 were $233.9 million, an 8% decrease on orders for the year ended December 31, 2007 at constant exchange rates.  This reduction in orders, together with a significant weakening of the British Pound against the US dollar in the fourth quarter of 2008 reduced backlog and restricted the growth in revenues in 2008.  At December 31, 2008 backlog (booked-on work) amounted to approximately $142 million, a decrease of 25% from the level at December 31, 2007 (5% net of foreign currency effect).   Net revenues for the year ended December 31, 2008 were $242.4 million, an increase of 2.4% on net revenues of $236.8 million for the year ended December 31, 2007.  The underlying increase after adjusting for the impact of the movement in exchange rates was 8.4%.

Cost of sales in the year ended December 31, 2008 were $169.3 million (69.8% of net revenue), an increase of 2.1% on cost of sales of $165.8 million (70.0% of net revenue) for the year ended December 31, 2007.  The underlying increase after adjusting for the impact of the movement in exchange rates was 8.5%.  The decrease in cost of sales as a % of net revenue was due to a reduction of 70 basis points in overhead costs as a % of net revenue with improved capacity utilization, and a reduction of 30 basis points in direct study costs as a % of net revenue was due to a change in the mix of business.  These were offset by an increase of 80 basis points in labor costs as a % of revenue.  In addition to general headcount increases during the first half of the year, which were mostly reversed during the second half of the year through attrition, there were a limited number of hires to strengthen the scientific and operational infrastructure of the Company.  Compensation packages had also been increased, particularly for certain key positions within the Company, but beginning in 2009, steps have been taken to reduce staffing costs throughout the Company.

Selling, general and administrative expenses declined by 4.9% to $37.2 million (15.3% of net revenue) for the year ended December 31, 2008 from $39.1 million (16.5% of net revenue) in the year ended December 31, 2007.  The underlying decrease after adjusting for the impact of the movement in exchange rates was 1.1%.  The decrease in costs was due to a decrease in incentive accruals and a decline in accrued UK employer taxes associated with the decrease in value of outstanding management share options.

Net interest expense decreased by 16.6% to $11.3 million for the year ended December 31, 2008 from $13.6 million in the year ended December 31, 2007.  This decrease of $2.3 million was due to a $3.2 million net interest saving associated with the reduction in the LIBOR based borrowing rate associated with the March 2006 Financing, a $0.1 million decrease in capital lease interest expense, and a $0.1 million decrease in interest expense related to the amortization of debt issue and financing costs, offset by a reduction in interest receivable of $1.1 million.  The Company reclassified from other expense to interest expense $2.4 million and $2.8 million relating to amortization of finance arrangement fees for 2008 and 2007, respectively.  The Company believes this reclassification is appropriate and in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the years ended December 31, 2008 and 2007 as a result of this reclassification.

Other expense of $12.8 million for the year ended December 31, 2008 comprised $14.1 million from the non-cash foreign exchange remeasurement expense on the March 2006 Financing denominated in US dollars (the functional currency of the financing Subsidiary that holds the loan is UK sterling), offset by other exchange gains of $1.3 million.  In the year ended December 31, 2007 other income of $0.9 million comprised $0.8 million from the non-cash foreign exchange remeasurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financing Subsidiary that holds the loan is UK sterling) and other exchange gains of $0.1 million.

Income tax expense on profits for the year ended December 31, 2008 was $1.4 million representing an expense at 12% of pre-tax profit compared to an income tax expense of $33.2 million representing a expense at 173% of pre-tax profit for the year ended December 31, 2007.

A reconciliation between the US statutory tax rate and the effective rate of tax expense/benefit on income/losses before taxes for the year ended December 31, 2008 and December 31, 2007 is shown below:

	% of income before income taxes
	2008	2007
	%	%
US statutory rate	35	35
Foreign rate differential	(4)	(5)
UK R & D credit and non-deductible items	(105)	(53)
Valuation allowance	55	195
State taxes	-	-
Change in estimate	31	1
Effective tax rate	12	173

The Company derives significant benefit from the UK Research and Development Tax Credit for large companies.  In 2009, this will be amended and the relief will be extended further.  As a result the Company does not anticipate reporting any UK tax liability for the foreseeable future.

Net income for the year ended December 31, 2008 was $10.4 million compared with a $14.0 million net loss for the year ended December 31, 2007.  Net earnings per common and fully diluted share were $0.81 and $0.70 for the year ended December 31, 2008 respectively, compared with a $1.10 loss per share, basic and fully diluted, for the year ended December 31, 2007.

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

Net interest expense decreased by 22.5% to $13.6 million for the year ended December 31, 2007 from $17.5 million in the year ended December 31, 2006.  This decrease of $3.9 million was due to a $2.3 million decrease in capital lease interest expense, $1.1 million net interest saving associated with the March 2006 Financing, a $0.8 million saving caused by the deconsolidation of the variable interest entity in 2006, and additional interest receivable of $0.7 million, offset by an additional $1.0 million interest expense related to the amortization of debt issue and financing costs.  The Company reclassified from other expense to interest expense $2.8 million and $5.0 million relating to amortization of finance arrangement fees for 2007 and 2006, respectively.  The Company believes this reclassification is appropriate and in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the years ended December 31, 2007 and 2006 as a result of this reclassification.

Other income of $0.9 million for the year ended December 31, 2007 comprised $0.8 million from the non-cash foreign exchange remeasurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the financing Subsidiary that holds the loan is UK sterling) and other exchange gains of $0.1 million.  In the year ended December 31, 2006 there was other income of $6.9 million which comprised $6.2 million from the non-cash foreign exchange remeasurement gain on the March 2006 Financing and Convertible Capital Bonds denominated in US dollars (the functional currency of the financing Subsidiary that held the loan and bond was UK sterling) and other exchange gains of $0.7 million.

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

The Company derives significant benefit from the UK Research and Development Tax Credit for large companies.  In 2009, this will be amended and the relief will be extended further.  As a result the Company does not anticipate reporting any UK tax liability for the foreseeable future.  The Company has therefore recorded a valuation allowance of $37.4 million to reflect a reversal of the previously recorded tax provision that recognized the net tax asset associated with the Company’s UK Net Operating Losses (“NOLs”) and UK defined benefit pension plan liability.  This changed treatment of the NOL tax asset does not impact their availability to the Company in the future, should circumstances change.

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

GEOGRAPHICAL ANALYSIS

The analysis of the Company's net revenues, operating income/(loss) and total assets between the two geographical areas and Corporate for the three years ended December 31, 2008 is as follows:

The performance of each the two geographical areas and Corporate is measured by net revenues and operating income/(loss) before other operating expenses.

Company	2008	2007	2006
	$000	$000	$000
		(Restated)
Net revenues
UK	187,638	186,935	151,079
US	54,784	49,865	41,138
Corporate	-	-	-
	$242,422	$236,800	$192,217
Operating income/(loss)
UK	36,450	34,951	21,676
US	9,819	8,309	5,268
Corporate (a)	(10,354)	(11,385)	(17,372)
	$35,915	$31,875	$9,572
Total Assets
UK	121,505	154,640	183,312
US	46,923	43,921	39,781
Corporate	2,770	3,022	7,486
	$171,198	$201,583	$230,579

(a)  Operating loss for Corporate in 2006 included other operating expense of $10,497.  See Note 9 Other Operating Expense within Item 8 for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2008 were $36.5 million and were held in accounts denominated in the following currencies:

Currency	2008
(Amounts in USD Equivalents)	$000
Dollar	23,165
Sterling	12,093
Euro	884
Yen	351
36,493

The Company retains sufficient working capital in the appropriate currencies to meet its local short term requirements.  These local currency balances are normally funded by the collection of similar currency accounts receivables.  Excess cash is converted into US Dollars and held on deposit to act as an economic hedge against the Company’s US Dollar denominated debt.

The company has approximately $78 million of outstanding debt. $57 million of this debt relates to the March 2006 Financing, and is repayable on March 1, 2011.  In addition, the company has a long term lease of $21 million arising on the sale and leaseback deal (Alconbury) which is classed as long-term debt.

The company’s expected primary cash needs on both a short-term and a long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.

As of December 31, 2008, the Company had a working capital surplus of $16.0 million, and the Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Net days sales outstanding (DSOs) at December 31, 2008 were 30 days, an increase from the 13 days at December 31, 2007.  DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total net revenue.  The impact on liquidity from a one-day change in DSO is approximately $461,000.

During the year ended December 31, 2008, the Company’s operating activities generated net cash of $32.7 million. The change in net operating assets and liabilities used $8.7 million during 2008, mainly caused by the increase in DSOs which used $7.8 million, offset by the increase in defined benefit pension liabilities of $3.1 million.  The remaining movement was due to an increase in inventories and prepaid expenses, offset by an increase in accounts payable, accrued expenses and other liabilities.

Investing activities for the year ended December 31, 2008 used $18.4 million, as a result of capital expenditure of $16.6 million and a $1.8 million additional cash payment for the 2007 fold-in acquisition.

Financing activities for the year ended December 31, 2008 used $0.8 million. This was due to $1.6 million capital repayments of the March 2006 Financing, a $1.0 million payment to repurchase 40,600 warrants and $0.6 million repayment of short-term financing, offset by a $1.0 million decrease in other assets, $0.8 million generated by the proceeds of the exercise of stock options and $0.6 million generated by the exercise of warrants.

The effect of exchange rate movements on cash for the year ended December 31, 2008 was a decrease of $13.2 million.

The Company’s cash balances increased by $0.3 million during 2008.

Contractual Obligations

As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set out in the table below, the Company is obligated under non-cancellable operating and capital leases.

The Company leases certain equipment under various non-cancellable operating and capital leases.  The Company is also obligated under purchase agreements, including long term power contracts.  Finally Life Sciences Research Limited is obliged to make contributions to its defined benefit pension plan of £2.7 million ($3.9 million) per year, plus expenses estimated at £0.7 million ($1.0 million) a year for the next 7 years.  These commitments are set out in the table below:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	$000	$000	$000	$000	$000
Alconbury operating lease obligations (a)	$67,049	$1,896	$3,965	$4,206	$56,982
Operating leases	2,375	928	1,022	425	-
Alconbury capital lease obligations (a) (b)	148,379	2,925	6,116	6,488	132,850
Other capital lease obligations (b)	202	202	-	-	-
Purchase obligations	9,322	9,322	-	-	-
Pension plan contributions	39,408	4,926	9,852	9,852	14,77
Contingent acquisition payments (c)	1,587	554	1,033	-	-
	$268,322	$20,753	$21,988	$20,971	$204,610

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

Management is ratably accruing for the 2007 LTIP, as compensation expense, an amount equal to the estimated cash bonus that would be payable over the performance period during which the specified performance goals are achieved.  Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

ORDERS

Net new business signings totaled $233.9 million for the year ended December 31, 2008. Excluding the effects of movements in foreign exchange, this was a decrease of 8% from the prior year. Orders from the pharmaceutical industry were $199.5 million, representing a reduction of 9% at constant exchange rates, from the prior year. The pharmaceutical industry therefore represented 85% of all new business in 2008, down from 86% in 2007. Orders from non-pharmaceutical customers, primarily agrochemical companies, were $34.4 million, down 2% at constant exchange rates, from the prior year.

While the Company believes that the market it operates in will continue to grow for the foreseeable future, both in absolute dollar amount and in the percentage of pre-clinical work that is outsourced, it is currently experiencing what it expects is near term softness in demand driven by a number of factors, including reorganizations and reprioritization within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  Although the Company cannot predict how long these factors will continue to depress growth in the market for outsourced services, it believes that historical growth levels should resume

INFLATION

While most of the Company's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" (“SFAS 141R”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  Beginning January 1, 2009, the Company will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The Company's assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing.  As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009.  The Company does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on the Company’s consolidated results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  The Company is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s consolidated results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 1232(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132(R)-1 is effective for years ending after December 15, 2009.  FSP 132(R)-1 requires additional disclosure only and therefore, will not impact the Company’s consolidated results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LSR is subject to market risks arising from changes in interest rates and foreign currency exchange rates.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

Volatility in the currency markets has an effect on the Company’s results due principally to movements of the British Pound against the US Dollar, as more than 75% of the Company trade is denominated in Pounds.  A 10% movement in the exchange rate between the British Pound and the US Dollar would result in approximately a 7.5% movement in both the revenue and operating profit of the Company.

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

The Company operates on a worldwide basis and generally invoices its customers in the currency of the country in which the Company operates.  Thus, for the most part, exposure to exchange rate fluctuations in each of its operating units is limited as sales are denominated in the same currency as costs.  Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US customers, which are denominated in US dollars and contribute approximately 8% of total net revenues.  Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis á vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/loss associated with the US dollar debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange–related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at December 31, 2008.

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	Average rate (a)
2004	1.9199	1.8321
2005	1.7168	1.8195
2006	1.9572	1.8432
2007	1.9906	2.0011
2008	1.4378	1.8528
(a)  Based on the average of the exchange rates on each day during the period.

On March 11, 2009 the noon buying rate for sterling was £1.00 = $1.3815.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its Subsidiaries as of December 31, 2008:

		Expected Maturity Date
		2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
		$000	$000	$000	$000	$000	$000	$000	$000
Cash	- Pound Sterling	12,093	-	-	-	-	-	12,093	12,093
	- Euro	884	-	-	-	-	-	884	884
	- Japanese Yen	351	-	-	-	-	-	351	351
Short term investments	- Pound Sterling	-	-	-	-	-	-	-	-
Accounts receivable	- Pound Sterling	14,319	-	-	-	-	-	14,319	14,319
	- Euro	1,324	-	-	-	-	-	1,324	1,324
	- Japanese Yen	2,157	-	-	-	-	-	2,157	2,157
Capital leases	- Pound Sterling	-	41	-	-	-	6,025	6,066	6,066

LIBOR

In the year ended December 31, 2008, where LIBOR has been above 4.25%, the floor stipulated in the amendment to the Company’s March 2006 Financing, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $572,000.  Below 4.25%, fluctuations in LIBOR do not result in a change in interest expense.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Managements’ Report on Consolidated Financial Statements and Internal Control

The management of Life Sciences Research, Inc. and Subsidiaries (the “Company”) has prepared, and is responsible for, the Company’s consolidated financial statements and related footnotes.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

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

The Company’s management concluded that its internal control over financial reporting as of December 31, 2008 was effective and adequate to accomplish the objectives described above.  Management's assessment was based upon the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Hugh Scott, P.C., as stated in their reports which are included elsewhere herein.

/ S /    Andrew Baker
Chairman and Chief Executive Officer - Principal Executive Officer

/ S /    Richard Michaelson
Chief Financial Officer - Principal Financial and Accounting Officer

East Millstone, New Jersey

March 13, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Life Sciences Research, Inc.

We have audited Life Sciences Research, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Life Sciences Research, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Sciences Research, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Sciences Research, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Hugh Scott, P.C.

Lakewood, New Jersey
March 13, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of Life Sciences Research, Inc.

We have audited the accompanying consolidated balance sheets of Life Sciences Research, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Sciences Research, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the previously filed 2007 consolidated balance sheet and statement of cash flows have been restated due to the change in the Company's policy relating to classification of certain short term investments as cash and cash equivalents.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" at the end of fiscal year 2006, and FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Hugh Scott, P.C.

Lakewood, New Jersey
March 13, 2009

Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Operations
Dollars in (000’s), except per share amounts

	Year Ended December 31,
	2008	2007 (Restated)	2006

Net revenues	$242,422	$236,800	$192,217
Cost of sales	(169,297)	(165,790)	(142,701)
Gross profit	73,125	71,010	49,516
Selling, general and administrative expenses	(37,210)	(39,135)	(29,447)
Other operating expense	-	-	(10,497)
Operating income	35,915	31,875	9,572
Interest income	587	1,721	1,061
Interest income, related parties	513	450	450
Interest expense	(9,356)	(12,800)	(17,610)
Interest expense, related parties	(3,088)	(2,967)	(1,447)
Other (expense)/income	(12,773)	941	6,902
Income/(loss) before income taxes	11,798	19,220	(1,072)
Income tax (expense)/benefit	(1,380)	(33,194)	6,856
Income/(loss) before loss on deconsolidation of variable interest entity	10,418	(13,974)	5,784
Loss on deconsolidation of variable interest entity (net of income tax benefit of $22,218)	-	-	(20,656)
Net income/(loss)	$10,418	$(13,974)	$(14,872)

Basic income/(loss) per share
Income/(loss) before loss on deconsolidation of variable interest entity	$0.81	$(1.10)	$0.46
Loss on deconsolidation of variable interest entity	-	-	(1.64)
Basic income/(loss) per share	$0.81	$(1.10)	$(1.18)

Diluted income/(loss) per share
Income/(loss) before loss on deconsolidation of variable interest entity	$0.70	$(1.10)	$0.46
Loss on deconsolidation of variable interest entity	-	-	(1.64)
Diluted income/(loss) per share	$0.70	$(1.10)	$(1.18)

Weighted average number of common stock outstanding
-basic	12,798,599	12,697,992	12,643,590
-diluted	14,970,366	12,697,992	12,643,590

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in (000’s), except per share amounts

	December 31,
ASSETS	2008	2007
		(Restated)
Current assets:
Cash and cash equivalents	$36,493	$36,223
Accounts receivable, net	19,607	30,116
Unbilled receivables, net	21,683	25,935
Inventories	2,854	2,530
Prepaid expenses and other current assets (includes related parties of $985 and $985 in 2008 and 2007)	5,031	5,363
Total current assets	$85,668	$100,167
Property, plant and equipment, net	63,610	70,994
Goodwill	2,684	3,138
Intangible assets, net	6,449	12,512
Other assets, related parties	3,074	3,907
Deferred income taxes	9,713	10,865
Total assets	$171,198	$201,583
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,061	$15,477
Accrued payroll and other benefits	3,882	6,644
Accrued expenses and other liabilities	25,921	33,086
Short-term debt	2,596	3,018
Fees invoiced in advance	27,681	47,347
Total current liabilities	$72,141	$105,572
Long-term debt, net (includes related parties of $21,025 and $23,341 in 2008 and 2007)	71,943	73,029
Deferred gain on disposal of US property	8,467	8,787
Pension liabilities	33,859	43,522
Total liabilities	$186,410	$230,910

(Continued)

Life Sciences Research Inc. and Subsidiaries
Consolidated Balance Sheets (Cont’d)
Dollars in (000’s), except per share amounts

December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT (Continued)	2008	2007 (Restated)

Commitments and contingencies
Stockholders' deficit
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value.
Authorized: 50,000,000
Issued and outstanding at December 31, 2008: 13,345,495 13,345,495
(December 31, 2007 12,626,498) December 31, 2007: 12,626,498	133	126
Paid in capital	89,717	87,216
Accumulated other comprehensive loss	(45,686)	(46,875)
Accumulated deficit	(59,376)	(69,794)
Total stockholders' deficit	$(15,212)	$(29,327)
Total liabilities and stockholders' deficit	$171,198	$201,583

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
Dollars in (000’s), except per share amounts

	Common Stock	Common Stock at Par	Promissory Notes for Issuance of Common Stock	Additional Paid in Capital	Accum-ulated Deficit	Accum-ulated Other Compre-hensive Loss	Total
Balance, December 31, 2005	12,533	$126	$(205)	$75,848	$(40,948)	$(49,389)	$(14,568)
Issue of shares	191	2	-	1,764	-	-	1,766
Exercise of stock options	31	-	-	62	-	-	62
Stock based compensation expense	-	-	-	18,088	-	-	18,088
Increase in value net of repayment of Promissory notes	-	-	205	-	-	-	205
Comprehensive loss:
Net loss for the year	-	-	-	-	(14,872)	-	-
Minimum pension liability, net of $2,650 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	6,183	-
Translation adjustments	-	-	-	-	-	(1,956)	-
Total comprehensive loss	-	-	-	-	-	-	(10,645)
Balance, December 31, 2006	12,775	$128	$-	$95,762	$(55,820)	$(45,162)	$(5,092)

Issue of shares	13	-	-	-	-	-	-
Exercise of stock options	88	-	-	238	-	-	238
Stock based compensation expense	-	-	-	1,908	-	-	1,908
Repurchase of shares	(250)	(2)	-	(3,998)	-	-	(4,000)
Repurchase of warrants	-	-	-	(6,694)	-	-	(6,694)
Comprehensive loss:
Net loss for the year	-	-	-	-	(13,974)	-	-
Minimum pension liability, net of $309 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	(721)	-
Translation adjustments	-	-	-	-	-	(992)	-
Total comprehensive loss	-	-	-	-	-	-	(15,687)
Balance, December 31, 2007 (Restated)	12,626	$126	$-	$87,216	$(69,794)	$(46,875)	$(29,327)
Issue of shares	411	4	-	612	-	-	616
Exercise of stock options	308	3	-	783	-	-	786
Stock based compensation expense	-	-	-	2,106	-	-	2,106
Repurchase of warrants	-	-	-	(1,000)	-	-	(1,000)
Comprehensive income:
Net income for the year	-	-	-	-	10,418	-	-
Minimum pension liability, net of $0 deferred tax – Deficiency on UK defined benefit pension plan	-	-	-	-	-	(6,082)	-
Translation adjustments	-	-	-	-	-	7,271	-
Total comprehensive income	-	-	-	-	-	-	11,607
Balance, December 31, 2008	13,345	$133	$-	$89,717	$(59,376)	$(45,686)	$(15,212)

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Cont’d)
Dollars in (000’s) except per share amounts

	Year Ended December 31,
	2008	2007 (Restated)	2006
Cash flows from operating activities:
Net income/(loss)	$10,418	$(13,974)	$(14,872)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,653	9,519	9,514
Amortization of gain on disposal of US property	(320)	(320)	(161)
Non-cash compensation expense associated with employee stock compensation plans	2,106	1,908	2,441
Loss on deconsolidation of variable interest entity	-	-	42,874
Foreign exchange loss/(gain) on March 2006 Financing and Capital Bonds	14,102	(770)	(6,210)
Foreign exchange gain on intercompany balances	(1,313)	(169)	(692)
Deferred income tax expense/(benefit)	1,380	33,194	(29,074)
Provision for losses on accounts receivable	126	26	73
Amortization of Capital Bonds issue costs	-	-	70
Amortization of debt issue and financing costs included in interest expense	4,296	3,923	4,740
Amortization of warrants	-	-	9,265
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(4,762)	3,082	(3,540)
Inventories	(1,211)	(522)	301
Accounts payable, accrued expenses and other liabilities	2,553	9,775	5,692
Fees invoiced in advance	(8,432)	1,795	7,028
Defined benefit pension plan liabilities	3,122	(4,969)	(12,878)
Net cash provided by operating activities	$32,718	$42,498	$14,571

Cash flows used in investing activities:
Purchase of property, plant and equipment	(16,657)	(16,439)	(13,093)
Sale of property, plant and equipment	-	17	6
Payment for acquisition, net of cash acquired	(1,779)	(4,340)	-
Net cash used in investing activities	$(18,436)	$(20,762)	$(13,087)

Cash flows (used in)/provided by financing activities:
Proceeds from issue of Voting Common Stock	1,400	238	648
Proceeds from long-term borrowings	-	-	70,000
Repurchase of Voting Common Stock	-	(4,000)	-
Repurchase of warrants	(1,000)	(6,694)	-
Decrease/(increase) in other assets	985	(4,775)	(8,145)
Repayments of long-term borrowings	(1,630)	(10,729)	(71)
Repayments of short-term borrowings	(593)	(904)	(46,871)
Net cash (used in)/provided by financing activities	$(838)	$(26,864)	$15,561

Effect of exchange rate changes on cash and cash equivalents	(13,174)	(2,737)	11,623
Increase/(decrease) in cash and cash equivalents	270	(7,865)	28,668
Cash and cash equivalents at beginning of year	36,223	44,088	15,420
Cash and cash equivalents at end of year	$36,493	$36,223	$44,088

	Year Ended December 31,
	2008	2007 (Restated)	2006
Supplementary Disclosures:
Interest paid	$7,984	$11,609	$10,572
Income taxes paid	$389	$307	$142

Supplementary disclosures of non-cash investing activity:
Increase in acquisition consideration	$479	$1,769	$-

Supplementary disclosures of non-cash financing activity:
Effect on accumulated other comprehensive loss for pension liabilities	$6,082	$721	$(6,183)
Issuance of warrants to lender	$-	$-	$5,281
Issuance of warrants to financial advisor	$-	$-	$3,278

The accompanying notes are an integral part of these consolidated financial statements.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Dollars in (000’s) except per share amounts

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

Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the current period presentation.

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

Upon consolidation, the results of operations of Subsidiaries whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate, assets and liabilities are translated at year-end exchange rates, capital accounts are translated at historical exchange rates, and retained earnings are translated at the weighted average of historical rates.  Translation adjustments are presented as a separate component of other accumulated comprehensive loss in the financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the results of operations during the reporting periods.  These include management estimate in the calculation and timing of revenue recognition.  These also include management estimates in the calculation of pension liabilities covering discount rates, return on plan assets and other actuarial assumptions.  These also include management estimates in the calculation of deferred tax assets and liabilities and the valuation allowance on deferred tax.  Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from those estimates.

Segment Analysis

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), the Company discloses financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

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

The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007 (Restated)	2006
Weighted-average shares outstanding – basic	12,798,599	12,697,992	12,643,590
Plus: Effect of dilutive potential common shares	2,171,767	-	-
Weighted-average shares used in calculating diluted net income (loss) per share	14,970,366	12,697,992	12,643,590

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

Cash and Cash Equivalents

Effective December 31, 2008, the Company changed its accounting policy relating to the classification of certain short term investments as cash and cash equivalents.  Previously, cash and cash equivalents included all highly liquid investments with an original maturity date of three months or less at the date of purchase. The Company now determines cash and cash equivalents to also include investments in U.S. government agency securities with original maturity dates of six months or less at the date of purchase.  These are securities that have a liquid market to facilitate buying or selling prior to the maturity date, which is done as part of the Company's money management activities.

The consolidated balance sheet as of December 31, 2007 and the consolidated statement of cash flows for the year ended December 31, 2007 have been restated to reflect the change in classification of those short term investments.  The above change in accounting policy resulted in an increase in cash and cash equivalents and a corresponding decrease in short-term investments of approximately $3.9 million as of December 31, 2007.  Cash flows from Investing activities and cash and cash equivalents increased by $3.9 million for the year ended December 31, 2007.  There was no effect on net income or stockholders' equity for the year ended December 31, 2007 and no effect on the consolidated financial statements as of and for the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company's significant financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, and short and long-term debt approximate their fair values at December 31, 2008 and 2007.

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

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

Inventories

Inventories are valued on a FIFO (first-in, first out) method at the lower of cost, or market value.  They comprise materials and supplies.

Property, Plant and Equipment

Property, plant and equipment, stated at cost, is depreciated over the estimated useful lives of the assets on a straight-line basis.  Leased property is depreciated over the lesser of its useful life or remaining lease term.  Estimated useful lives are as follows:

Asset	Remaining Lives
Leasehold land and buildings	over the remaining lease term
Leasehold improvements	15 years – the remaining lease term
Plant and equipment	4 - 25 years
Vehicles	5 years
Computers and software	3 - 5 years

Repair and maintenance expenses on these assets arising from the normal course of business are expensed in the period incurred.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various financial institutions.  These financial institutions are located primarily in the US and the Company's policy is designed to limit exposure with any one institution.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries.  The Company believes its exposure to credit risk to be minimal, as these industries have experienced growth and the customers are predominantly well established and viable.  Additionally, the Company maintains allowances for potential credit losses.  Credit losses incurred have not exceeded management's expectations.  The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable and unbilled receivables less fees invoiced in advance.

Goodwill and Other Intangible Assets

The Company accounts for “Goodwill and Other Intangible Assets,” under the provisions of SFAS No. 142, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets (Note 5).  In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment.  Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

The Company allocates the purchase price of acquisitions to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with any residual amounts allocated to goodwill.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment.  The second step of the impairment test measures the amount of the impairment loss.  The Company, after completing the first step of the process, concluded there was no impairment of goodwill at December 31, 2008 and 2007.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount.  In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flows, as appropriate.  For the years ended December 31, 2008 and 2007, no assets were impaired.

Leased Assets

Assets held under the terms of capital leases are included in property and equipment and are depreciated on a straight-line basis over the lesser of the useful life of the asset or the term of the lease.  Obligations for future lease payments under capital leases, less attributable finance charges are shown within liabilities and are analyzed between amounts falling due within and after one year.  Operating lease rentals are expensed.

Pension Costs

The Company has two defined contribution plans.  One of the defined contribution pension plans covers all employees in the US; the other, employees in the UK.  Prior to December 31, 2002, a defined benefit pension plan provided benefits to employees in the UK based on their final pensionable salary.  As of December 31, 2002, the defined benefit pension plan was curtailed.  The gain on curtailment was recognized in the Statement of Operations according to SFAS No. 88, “Employees’ Accounting for Settlements and Curtailments of Deferred Benefit Pension Plan and for Termination Benefits”.  The pension cost of the plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions".  Pension information is presented in accordance with the currently required provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" and FAS158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”.  The net (loss)/gain subject to amortization, outside the corridor, is being amortized on a straight-line basis over a period of 15 years.  The Company recognizes all actuarial gains and losses immediately for the purposes of its minimum pension liability.

Loans and Stock Warrants

In accordance with Accounting Principles Board ("APB") Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Share Purchase Warrants", loans and warrants were recorded at their pro-rata fair values in relation to the proceeds received with the portion allocable to the warrants accounted for as paid-in-capital for periods up to December 31, 2005.  From January 1, 2006, the Company adopted Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) utilizing a Black-Scholes option pricing model to value its warrants.  See Note 12.

The costs of raising long-term financing are capitalized as an asset and a debt discount, and are amortized, using the effective interest method, over the term of the debt.  “Amortization of warrants” of $861,000 presented in the 2006 cash flow statement is now reflected as "Amortization of debt issue and financing costs included in interest expense" to conform to the 2008 and 2007 presentations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FAS 123R utilizing the “modified prospective” method as described in FAS 123R.  FAS 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”.

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

At December 31, 2008, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $1.4 million compared to $2.4 million for the year ended December 31, 2007, and a total weighted average remaining term of 8.18 years compared to 8.92 years in the same period in 2007.  Total stock-based compensation expense, recognized in Cost of Sales and Selling, General and Administrative expenses, aggregated $2.1 million for the year ended December 31, 2008 compared to $1.9 million for the year ended December 31, 2007 and compared to $0.7 million for the year ended December 31, 2006.  The Company has not recorded any tax benefit relating to this expense as the majority of the compensation will be paid to employees that are located outside of the United States and the deduction is disallowed in that taxing jurisdiction.  Accordingly, no tax benefit will be realized by the Company.

The per share weighted average exercise price of the stock options granted during 2008, 2007 and 2006 was $24.31, $16.65 and $9.90, respectively.  The fair values of the Company’s employee stock options were estimated at the date of grant of each issuance using a Black-Scholes option-pricing model, with the following weighted average assumptions for all options expensed/proforma calculated during the years ended December 31, 2008, 2007 and 2006:

	FAS 123R Expense	FAS 123R Expense	FAS 123R Expense
	2008	2007	2006
Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock, range	115.0% - 130.8%	49.4% - 130.8%	49.4% - 146.4%
Risk-free interest rate, range	2.83% - 4.98%	3.52% - 4.98%	3.71% - 4.98%
Expected term of options	5.0 – 6.53 years	5.5 - 10 years	5 - 10 years

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" (“SFAS 141R”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  Beginning January 1, 2009, the Company will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The Company's assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing.  As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009.  The Company does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on the Company’s consolidated results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  The Company is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s consolidated results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 1232(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132(R)-1 is effective for years ending after December 15, 2009.  FSP 132(R)-1 requires additional disclosure only and therefore, will not impact the Company’s consolidated results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

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

The assets and liabilities of Alconbury removed from the Condensed Consolidated Balance Sheet as of:

June 29, 2006
Cash	$1,436
Deferred charges	713
Accrued mortgage interest payable	(767)
Mortgage loans payable	(30,000)
Net assets (liabilities) of Alconbury	$(28,618)

Since Alconbury is now deconsolidated, the Company will also no longer be eliminating certain inter-company transactions and balances relating to its dealings with Alconbury and affecting the Condensed Consolidated Balance Sheet, as follows:

June 29, 2006
Net book value of property and equipment prior to sale-leaseback	$80,515
Net book value of property and equipment for property under capital leases	(22,750)
Accumulated depreciation on properties sold, net	(2,725)
Deferred gain on sale-leaseback transaction, net of amortization of $336	9,267
Capital lease obligations relating to sale-leaseback	22,750
Rents received in advance from Alconbury	(1,056)
Advances to Alconbury for sale-leaseback costs, net	(2,656)
Accrued interest receivable from Alconbury	(628)
Note receivable from Alconbury relating to sale-leaseback	(10,000)
Accumulated comprehensive loss - translation gain	(1,225)
Total removal of previously required elimination entries	$71,492

The income tax effects relating to the removal of the assets and liabilities of Alconbury and the reinstatement of certain Company assets and liabilities previously eliminated in consolidation with Alconbury yields a deferred income tax benefit as follows:

June 29, 2006
Deferred income tax benefit	$(22,218)

The net effect after taxes of the foregoing items has been to record a loss on deconsolidation of variable interest entity during the quarter ended June 30, 2006 as follows:

June 29, 2006
Loss on deconsolidation of variable interest entity	$20,656

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

	2008	2007 (Restated)
Property, plant and equipment, at cost:
Building and facilities	$-	$-
Leasehold buildings and improvements	36,436	40,392
Plant, equipment, vehicles, computers and software	108,492	133,123
Assets in the course of construction	3,744	290
	148,672	173,805
Less: Accumulated depreciation	(85,062)	(102,811)
Property, plant and equipment, net	$63,610	$70,994

Depreciation expense aggregated $9,729, $9,519 and $9,514 for 2008, 2007 and 2006, respectively.

The net book value of assets held under capital leases and included above is as follows:

	2008			2007 (Restated)
	Cost	Accumulated Depreciation	Net book Value	Cost	Accumulated Depreciation	Net book Value
Alconbury capital	$21,025	$2,491	$18,534	$23,341	$1,989	$21,352
Other capital leases	2,298	1,182	1,116	2,752	1,018	1,734
	$23,323	$3,673	$19,650	$26,093	$3,007	$23,086

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The Alconbury capital leases are included in Leasehold buildings and improvements whilst Other capital leases are included in Plant, equipment, vehicles, computers and software.

Depreciation expense on these capital leases and included above, amounted to $1,119 (of which $701 related to Alconbury capital leases), $1,284 (of which $778 related to Alconbury capital leases), and $1,017 (of which $683 related to Alconbury capital leases) for the years ended December 31, 2008, 2007 and 2006, respectively.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

5.	ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Huntingdon Life Sciences KK (“HLS KK”) has acted as the Company’s marketing representative in Japan since 1996.  This Company was a joint venture, 50% of which was owned by Huntingdon.  On July 1, 2003, the remaining 50% of the shares in HLS KK, not previously owned by Huntingdon, was purchased, resulting in HLS KK becoming a wholly owned subsidiary of Huntingdon.  At December 31, 2008 and 2007, goodwill on purchase of HLS KK, when translated at year end rates was $1,026 and $1,506, respectively.

During December 2007, the Company acquired all of the outstanding stock of a company providing pharmaceutical development services ("Services Company”).  The acquisition was accounted for as a purchase and the Services Company's results of operation for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Operations.  During 2008, an independent third party valuation was performed, of the Services Company as of the acquisition date, utilizing a fair value measurement that assumes the highest and best use of the asset by market participants.

At December 31, 2008, the purchase price of the Services Company, including acquisition expenses, was approximately $6,085, of which $4,343 was paid in cash at closing.  A working capital adjustment was payable to the sellers of the Service Company in the first quarter of 2008 of $1,262, which was included in the recorded purchase price at December 31, 2007.  The purchase agreement also provides for annual contingent payments totaling approximately $1,438 if the Services Company's profits, as defined in the purchase agreement, meet certain base profit levels during each of the three years ended December 31, 2010.  At the conclusion of the three year period, based upon cumulative profits of the Services Company during that period, there may be a final adjustment increasing the total amount of these contingent payments.  The Company has accrued $479 to goodwill at December 31, 2008 as the Services Company’s base profit level for the year ended December 31, 2008 was sufficient to guarantee the first annual contingent payment.

At December 31, 2007, the purchase price of the Services Company, including acquisition expenses, was approximately $7,761, of which $6,014 was paid in cash at closing.  A working capital adjustment of $1,747 was payable to the sellers in the first quarter of 2008, which was included in the recorded purchase price at December 31, 2007.  The purchase agreement also provides for annual contingent payments totaling approximately $1,991 if the Services Company's profits, as defined in the purchase agreement, meet certain base profit levels during each of the three years ended December 31, 2010.  At the conclusion of the three year period, based upon cumulative profits of the Services Company during that period, there may be a final adjustment increasing the total amount of these contingent payments.

The table below summarizes the purchase price allocations for the Services Company acquisition:

	2008	2007 (Restated)
Estimated fair value of net tangible assets acquired	$1,436	$1,989
Fair value of intangible assets acquired	2,991	4,140
Goodwill acquired during 2007	1,179	1,632
Goodwill acquired during 2008 from contingent payment	479	-
Net assets acquired	$6,085	$7,761

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

The following table summarizes the Company’s acquired amortizable intangible assets, which are reflected in Intangibles asset, net on the Consolidated Balance Sheet, as of December 31, 2008 and 2007:

	2008	2007
Intangible assets at cost
Customer relationships (7 years useful life)	$1,869	$2,588
Customer contracts (3 year weighted average useful life)	863	1,194
Trade name (7 years useful life)	259	358
	$2,991	$4,140
Less: Accumulated amortization	(896)	-
Net carrying value	$2,095	$4,140

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, Nil and Nil, respectively.  Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2009	$487
2010	$392
2011	$304
2012	$304
2013	$304

At December 31, 2008, Intangible assets, net also included finance costs associated with the sale/leaseback transaction of $1,102 and finance costs associated with the March 2006 Financing of $8,112, net of amortization of $4,860.  At December 31, 2007, intangible assets, net also included finance costs associated with the sale/leaseback transaction of $1,207 and finance costs associated with the March 2006 Financing of $11,231, net of amortization of $4,066.  The movement in the asset values has occurred due to the revaluation of functional currencies during the period.  Amortization of these other intangible assets is expensed over the period of the lease and the March 2006 Financing.  Amortization expense for these other intangible assets is expected to be $1,836 in 2009, $2,203 in 2010, $435 in 2011, $39 in 2012 and $39 in 2013.

6. OTHER ASSETS, RELATED PARTIES

At December 31, 2008, Other assets, related parties consisted of deposits relating to the Sale/Leaseback Transaction with Alconbury of $1,095 and the long-term portion of the outstanding reimbursement of the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $1,979.  Both of these transactions are more fully explained in Note 8.

At December 31, 2007, Other assets, related parties consisted of deposits relating to the Sale/Leaseback Transaction with Alconbury of $1,333 and the long-term portion of the outstanding reimbursement of the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $2,574.

7. INCOME TAXES

The components of income / (loss) before taxes and the related benefit/(expense) for tax for the years ended December 31 are as follows:

Income/(loss) before taxes	2008	2007	2006
		(Restated)

United Kingdom	$10,563	$19,907	$16,173
United States	627	(1,200)	(15,285)
Japan	608	513	(319)
British Virgin Islands	-	-	(1,641)
	$11,798	$19,220	$(1,072)

The (expense)/benefit for income taxes by location of the taxing jurisdiction for the years ended December 31, consisted of the following:

	2008	2007 (Restated)	2006
Current Taxation:
- State Taxes – US	$-	$60	$-
- Corporate Tax – US	-	-	-
- Corporate Tax – Japan	(284)	(126)	-
Deferred taxation:
- United Kingdom	(36)	(32,044)	(3,327)
- Corporate Tax – US	(855)	(1,073)	9,267
- State Tax – US	(31)	-	793
- Japan	(174)	(11)	123
	$(1,380)	$(33,194)	$6,856

Reconciliation between the US statutory rate and the effective rate is as follows:

	% of income/(loss) before income taxes
	2008	2007 (Restated)	2006
	%	%	%
US statutory rate	35	35	(35)
Foreign rate differential	(4)	(5)	(23)
UK R & D credit and non-deductible items	(105)	(53)	(468)
Valuation allowance	55	195	-
State taxes	-	-	(74)
Change in estimate	31	1	(40)
Effective tax rate	12	173	(640)

The 2008 and 2007 effective tax percentages include the valuation allowance adjustment of the UK net operating losses.  The 2008 effective percentage includes a valuation allowance adjustment of the Japanese net operating losses.  The 2006 effective tax percentages are exaggerated due to the low value of the loss before income taxes.

The UK government introduced a new tax allowance, ‘Research and Development Tax Credit’ (UK R & D credit), for large companies in 2002.  This UK R & D credit allows the UK companies to recover an additional 25% of their research and development expenses in addition to the 100% normally allowed.  The 2008, 2007 and 2006 R&D claims are part of the non-deductible items above.

The valuation allowance adjustment in 2008 and 2007 were the result of the UK taxing authority's review of the Company's UK R & D credit in the fourth quarter of 2007 and a statutory increase in the allowable credit starting in 2008.  As a result of the change in the law, the UK R & D credit will eliminate all UK taxable income of the Company and the company will not need to utilize its net operating loss carry-forwards.  As long as the UK R & D credit exists in its current form, the Company will maintain a full valuation allowance against the deferred tax assets in the UK until sufficient positive evidence exists to reduce or eliminate the allowance.

Interest and penalty costs related to unrecognized tax benefits, are classified as a component of interest income and other income / (expense), net, in the accompanying consolidated statements of operations.  The Company did not recognize any interest and penalty expenses related to unrecognized tax benefits for the year ended December 31, 2008.

The Company and its Subsidiaries conducts business primarily in the UK, US and Japan. With a few exceptions, the Company is no longer subject to US federal, state or local income tax audits by taxing authorities for years before 2007. The most significant US jurisdictions in which the Company is required to file income tax returns include the states of New Jersey and Maryland. The Company's UK and US tax filings through December 31, 2006 have been reviewed and approved by the UK and US taxing authorities, respectively.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

	2008	2007 (Restated)
Non-current deferred tax assets:
Net operating losses – US	$7,229	$4,307
Net operating losses – UK	23,166	28,476
Valuation allowance – Net operating losses – UK	(22,783)	(24,123)
Net operating losses – Japan	111	157
Valuation allowance – Net operating losses – Japan	(111)	-
Deferred gain on Sale/Leaseback Transaction	3,387	3,515
Unexercised warrant amortization	1,228	3,999
Net pension plan minimum liability adjustment – UK	10,158	13,056
Valuation allowance – Net pension plan minimum liability	(10,158)	(13,056)
Capital losses – UK	8,558	11,849
Valuation allowance – UK	(8,558)	(11,849)
Net non-current deferred tax assets	$12,227	$16,331

Non-current deferred tax liabilities:
Property and equipment - US	$2,130	$1,113
Property and equipment - UK	384	4,353
Total	$2,514	$5,466

Net non-current deferred tax assets	$9,713	$10,865

In accordance with SFAS No. 109, the Company nets all current and non-current assets and liabilities by tax jurisdiction.

The gross amount of net operating losses in the US is $15,424 of which $268 expires in 2018, $523 expires in 2019, $1,087 expires in 2021, $414 expires in 2022, $1,783 expires in 2024, $3,840 expires in 2026 $1,049 expires in 2027 and $6,460 expires in 2028.  The gross amount of net operating losses in the UK of $71,767 has no expiration date.  The Company has provided a valuation allowance on the net operating loss carry forwards because it believes that it is more likely than not that those amounts will not be realized through taxable income in the foreseeable future.  A full valuation allowance has been recorded for the total benefit of capital losses incurred in prior years, as the Company does not anticipate that the benefit will be realized in the foreseeable future through the recognition of capital gains.

The Company’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  The Company intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, United States income taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2008.

8. LONG-TERM DEBT AND RELATED PARTY LOANS

	2008	2007 (Restated)

March 2006 Financing	$54,787	$56,800
Warrants and Financing costs	(3,869)	(7,209)
Capital leases, net of current portion	-	97
Alconbury leases	21,025	23,341
	$71,943	$73,029

Repayment Schedule	Total	2010	2011	2012	2013	Thereafter

March 2006 Financing	$54,787	$2,400	$52,387	$-	$-	$-
Alconbury leases	21,025	-	-	-	-	21,025
	$75,812	$2,400	$52,387	$-	$-	$21,025

Bank Loans and Non-Bank Loans

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury.  Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker.  The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.  The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.9 million, subject to Alconbury’s obligation to reimburse those expenses in the future.  Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.  Interest has been imputed on this loan at 15% and a discount (expense) of $2.5 million was recorded by the Company on June 14, 2005.  This $2.5 million is being ratably recorded as interest income over the seven year term of the loan.

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

In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), the Company reflected the consolidation of Alconbury from June 14, 2005 through June 29, 2006, the period in which the Company was considered the “primary beneficiary” of Alconbury’s variable interests.  The Company determined that as of June 29, 2006 it was no longer the primary beneficiary of Alconbury, and therefore was required to deconsolidate Alconbury’s assets and liabilities from the Company’s Condensed Consolidated Balance Sheet as of that date.  Please refer to Note 3 for detail of the impact of this deconsolidation.

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

As partial consideration for the March 2006 Financing, LSR issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s then-recent closing market prices).  These warrants were fully vested on the closing date of the loan, March 2, 2006.  Accordingly, the fair value of these warrants ($4,994) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan.  For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.  Concurrent with the August 1, 2007 amendment to the loan, the Company repurchased 250,000 of these warrants for an aggregate consideration of $2,750.  Accordingly, the lender now owns warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share.

In addition, as partial consideration for providing financial advisory services to assist the Company in obtaining the March 2006 Financing, LSR issued to its independent third party financial advisor 10 year warrants to acquire 300,000 shares of LSR common stock at an exercise price of $10.46 per share (the closing market price on the date the Company engaged the financial advisor).  These warrants became fully vested on March 2, 2006, the closing date of the loan.  The fair value of these warrants ($3,113) has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.  For financial statement presentation purposes, the unamortized amount of these warrants has been classified as intangible assets, net.  Certain customary registration rights were granted in connection with these warrants.  The warrants are subject to customary anti-dilution provisions.

Net proceeds from the March 2006 Financing were approximately $63 million and a portion of these proceeds were used to redeem the $46.2 million outstanding principal amount of the Company’s 7.5% Convertible Capital Bonds, which were due to mature in September 2006.  The balance of the proceeds was held for general corporate purposes.

Related Party Transactions

On June 11, 2002 LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share.  These LSR warrants were exercisable at any time and would have expired on June 11, 2012.  These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP.  In accordance with APB 14 the loan and warrants were recorded at their pro rata fair values in relation to the proceeds received.  As a result, the value of the warrants was $250.  These warrants were exercised in full on October 27, 2008 and none remain outstanding.

On June 14, 2005, the Company entered into and consummated the Sale/Leaseback Transaction with Alconbury.  Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker.  The total consideration paid by Alconbury for the three properties was $40 million, consisting of $30 million cash and a five year, $10 million variable rate subordinated promissory note, which Alconbury paid in full on June 30, 2006, together with accrued interest of $0.6 million.  The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.9 million, subject to Alconbury’s obligation to reimburse those expenses in the future.  Such reimbursement shall be made in equal installments in each year of the five-year period beginning on June 14, 2008, the third anniversary of the closing date of the Sale/Leaseback Transaction.  Interest has been imputed on this loan at 15% and a discount (expense) of $2.5 million was recorded by the Company on June 14, 2005.  This $2.5 million is being ratably recorded as interest income over the seven year term of the loan.

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

9. OTHER OPERATING EXPENSE

	2008	2007 (Restated)	2006
Litigation and other expenses associated with obtaining first time legal protections against Animal Rights Extremists	$-	$-	$1,790
NYSE listing related expenses	-	-	1,046
Amortization of financing costs	-	-	7,661
	$-	$-	$10,497

10. OTHER (EXPENSE)/INCOME

	2008	2007 (Restated)	2006
Exchange (loss)/gain on March 2006 Financing and Capital Bonds	$(14,102)	$770	$6,210
Other exchange gains – intercompany balances	1,329	171	692
	$(12,773)	$941	$6,902

The Company reclassified from other expense to interest expense $2.4 million, $2.8 million and $5.0 million relating to amortization of finance arrangement fees for 2008, 2007 and 2006, respectively.  The Company believes this reclassification is appropriate and in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 as a result of this reclassification.

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment under various non-cancellable operating and capital leases.  The Company is also obligated under purchase agreements, including long term power contracts.  Finally Life Sciences Research Limited is obliged to make contributions to its defined benefit pension plan of £2.7 million ($3.9 million) per year, plus expenses estimated at £0.7 million ($1.0 million) per year, for the next 7 years.  These commitments are set out in the table below:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Alconbury operating lease obligations (a)	$67,049	$1,896	$3,965	$4,206	$56,982
Operating leases	2,375	928	1,022	425	-
Alconbury capital lease obligations (a) (b)	148,379	2,925	6,116	6,488	132,850
Other capital lease obligations (b)	202	202	-	-	-
Purchase obligations	9,322	9,322	-	-	-
Pension plan contributions	39,408	4,926	9,852	9,852	14,778
Contingent acquisition payments (c)	1,587	554	1,033	-	-
	$268,322	$20,753	$21,988	$20,971	$204,610

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

Leases

In 2005, the Company entered into a sale-leaseback arrangement for its two UK and one US properties with a related party, Andrew Baker, the Company’s Chairman and CEO, as more fully described in Note 2 to the financial statements.  The UK buildings and the US land and buildings were determined to be capital leases, while the land portion of the UK properties were determined to be operating leases under FASB No. 13.  The gain of approximately $9.6 million on the sale of the US property has been deferred and is being amortized over the 30-year term of the lease.  The leases on these properties are for 30 year terms and expire in 2035.  The leases also have two 5-year renewal options under the same terms and conditions in effect under the leases immediately prior to the renewal periods.  The annual rental payments on the US leases currently approximate $2.0 million and call for annual CPI increases.  The annual rental payments on the UK leases currently approximate $3.5 million and have fixed annual increases of 3% per year during the term of the lease.  All of the Alconbury leases are "triple net" leases and the Company is required to pay for all of the costs associated with the operation of the facilities, including insurance, taxes and maintenance.  The implicit interest rate on the Alconbury capital leases approximate 12.25%, representing the rate required to discount the future stream of rental payments to equal the appraised value of the properties at the date of the sale/leaseback transaction.

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of net minimum lease payments as of December 31, 2008:

	Alconbury capital leases	Other capital leases	Total capital leases
Total payments due	$148,379	$202	$148,581
Less amounts representing interest	(127,354)	(6)	(127,360)
Present value of net minimum lease payments	21,025	196	21,221
Less current portion of capital lease obligations	-	(196)	(196)
Non-current portion of capital lease obligations	$21,025	$-	$21,025

Depreciation expense on these capital leases amounted to $1,119, (of which $701 related to the Alconbury capitalized leased assets) for the year ended December 31, 2008.

Operating lease expenses were as follows:
	2008	2007 (Restated)	2006
Alconbury operating leases	$2,303	$2,487	$1,104
Plant and equipment	1,127	1,306	1,403
Other operating leases	204	220	209

Contingencies

The Company is party to certain legal actions arising out of the normal course of its business.  In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.  No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

The Compensation Committee approved and adopted at its December 6, 2006, meeting the 2007 Long Term Incentive Plan (the “2007 LTIP”), which provides for awards of cash compensation to executive officers and other members of the senior management team if certain performance goals are achieved during the 2007-2010 performance period.  The Compensation Committee established a specific level of operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger such awards.  The aggregate amount payable to all participants under the 2007 LTIP if the threshold performance level is achieved is approximately $5 million.

Management is ratably accruing for the 2007 LTIP, as compensation expense, an amount equal to the estimated cash bonus that would be payable over the performance period during which the specified performance goals are achieved.  Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

12. STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2008 and 2007 LSR had outstanding 13,345,495 and 12,626,498 shares of Voting Common Stock of par value of $0.01 each respectively.

Stock based option plans

LSR 2001 Equity Incentive Plan (the "LSR 2001 Equity Incentive Plan")

The LSR Board has adopted the LSR 2001 Equity Incentive Plan.  Adoption of the LSR 2001 Equity Incentive Plan enables LSR to use stock options (and other stock-based awards) as a means to attract, retain and motivate key personnel.  This stock option plan was approved by the stockholders of LSR, prior to the acquisition of Huntingdon.

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

The LSR Board has designated the Compensation Committee of the Board to serve as the stock option committee.  LSR made grants under the LSR 2001 Equity Incentive Plan on March 1, 2002 to certain directors, executive officers and key employees at the time.

Grants to Employees, Executive Officers and Directors under LSR 2001 Equity Incentive Plan

Date of Grant	Number Granted	Exercise Price	Terms	Date 1st 50% become exerciseable	No. of options exercise-able – 1st 50%	Date 2nd 50% become exerciseable	No. of options exercise-able – 2nd 50%
May 16, 2006	48,900	$9.25	10 years	May 16, 2007	24,450	May 16, 2008	24,450
June8, 2006	7,500	$10.75	10 years	June8, 2007	3,750	June8, 2008	3,750
December 6, 2006	480,000	$9.95	10 years	December 31, 2008	240,000	December 31, 2009	240,000
January9, 2007	5,000	$13.79	10 years	December 31, 2008	2,500	December 31, 2009	2,500
December 19, 2007	5,000	$19.50	10 years	December 31, 2008	2,500	December 31, 2009	2,500
March 11, 2008	48,600	$24.10	10 years	March 11, 2010	24,300	March 11, 2011	24,300
May 2, 2008	2,700	$27.25	10 years	May 2, 2008	1,350	May 2, 2009	1,350
June 4, 2008	900	$26.58	10 years	June 4, 2010	450	June 4, 2011	450

At December 31, 2008, 890,000 shares under the LSR 2001 Equity Incentive Plan were outstanding and were exercisable.

Issuances of Common Stock

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

Grants to 32 Key Employees, June 1, 2004, under 2004 Long Term Incentive Plan

Options to purchase an aggregate of 362,663 shares of common stock were granted to 32 key employees of the Company as of June 1, 2004 under the 2004 LTIP.

At December 31, 2008, 275,290 shares under the 2004 LTIP option plan were outstanding and were exercisable.

The following table summarizes stock option activity under the Company’s option plans.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value per Option
Options outstanding as of December 31, 2005	1,284,269	$2.35
Options granted	536,400	$9.90	$8.34
Options lapsed	-	$-
Options exercised	(31,300)	$2.01
Options outstanding as of December 31, 2006	1,789,369	$4.62
Options granted	10,000	$16.65	$14.75
Options lapsed	(2,700)	$7.70
Options exercised	(88,046)	$2.70
Options outstanding as of December 31, 2007	1,708,623	$4.78
Options granted	52,200	$24.31	$21.05
Options lapsed	(5,600)	$9.88
Options exercised	(299,083)	$2.51
Options outstanding as of December 31, 2008	1,456,140	$5.93

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value per Option
Options exercisable as of December 31, 2006	900,300	$2.02
Options exercisable as of December 31, 2007	1,194,173	$2.51
Options exercisable as of December 31, 2008	1,165,290	$4.27

Warrants

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share.  Stephens Group Inc. subsequently sold the warrants to independent third parties.  The LSR warrants are exercisable at any time and will expire on October 9, 2011.  These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc., (“Stephens’ Loan”) in January 2001.  The value of the warrants was $430.  154,425 of such warrants were exercised in 2004.  No additional exercises have been made to date.

On June 11, 2002, LSR issued to FHP warrants to purchase up to 410,914 shares of LSR Voting Common Stock at a purchase price of $1.50 per share.  These LSR warrants were exercisable at any time and would have expired on June 11, 2012.  These warrants arose out of negotiations regarding the provision of the $2.9 million loan facility made available to the Company on September 25, 2000 by Mr. Baker, who controls FHP.  The value of the warrants was $250. These warrants were exercised in full on October 27, 2008 and none remain outstanding.

On October 24, 2003, 100,000 warrants were issued to an independent consultant at the market price on the day of $2.05.  50,000 of these were exercisable on the first business day following the date of grant and 50,000 became exercisable on June 15, 2005, the business day following the closing date on which the Company’s non-bank debt became refinanced.  The value of the warrants was $195.  None of these warrants have been exercised as of December 31, 2008.

On January 4, 2005, 100,000 warrants were issued at the market price on the day of $10.70.  50,000 were exercisable from January 4, 2007 but later accelerated to August 8, 2005, and 50,000 from January 4, 2008.  In all cases, these warrants were issued to independent consultants in connection with financial and strategic advice.  The FAS 123R fair value of the warrants was $811.  These warrants have all been exercised and none remain outstanding.

On November 9, 2005, 625,000 warrants were issued to a third party advisory/lobbying firm at the closing market price on the day of $10.46.  These warrants fully vested on December 26, 2006 following the successful completion of the specific goal outlined in the engagement letter with such firm, namely the listing of the Company’s common stock on the NYSE.  Accordingly, the fair value of these warrants ($7,661) has been recorded in other operating expense.  On August 30, 2007, the Company repurchased 312,500 of the warrants for an aggregate consideration of $3,594.  On August 29, 2008, the Company repurchased an additional 40,600 of these warrants for an aggregate consideration of $1,000. Accordingly, the third party advisory/lobbying firm now owns warrants to acquire 271,900 shares of LSR common stock at an exercise price of $10.46 per share.

On November 9, 2005, 300,000 warrants were issued to an independent third party financial advisor as partial consideration for providing financial advisory services to the Company in obtaining financing.  These were issued at an exercise price of $10.46 per share, the closing market price on the date the Company engaged the financial advisor.  These warrants became fully vested on March 2, 2006, the closing date of the loan.  The fair value of these warrants ($3,113) has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.  For financial statement presentation purposes, the unamortized amount of these warrants has been classified as Intangible assets, net.  Certain customary registration rights were granted in connection with these warrants.  The warrants are subject to customary anti-dilution provisions.  None of these warrants have been exercised.

As partial consideration for the March 2006 Financing, LSR issued to the lender 10 year warrants to acquire 500,000 shares of LSR’s common stock at an exercise price of $12.00 per share (such exercise price was determined by a premium formula based on LSR’s then-recent closing market prices).  These warrants were fully vested on the closing date of the loan, March 2, 2006.  Accordingly, the fair value of these warrants ($4,994) has been recorded as a deferred debt premium and is being amortized to interest expense over the term of the loan.  For financial statement presentation purposes, the unamortized amount of these warrants has been netted against the loan in long-term debt.  Concurrent with the August 1, 2007 amendment to the loan, the Company repurchased 250,000 of these warrants for an aggregate consideration of $2,750.  Accordingly, the lender now owns warrants to acquire 250,000 shares of LSR common stock at an exercise price of $12.00 per share.  None of these warrants have been exercised.

A summary of warrants outstanding at December 31, 2008 is as follows:

Date of Issue	Warrants	Exercise Price	Expiration Date
October 9, 2001	550,000	$1.50	October 9, 2011
October 24, 2003	100,000	$2.05	October 24, 2013
November 9, 2005	271,900	$10.46	November 9, 2010
November 9, 2005	300,000	$10.46	November 9, 2015
March 1, 2006	250,000	$12.00	March 2, 2016

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

13. EMPLOYEE BENEFITS

The Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme, subsequently renamed “LSR Pension and Life Assurance Scheme” (the “Plan”) through to December 31, 2002.  The Plan has been closed to new entrants since April 5, 1997.  As of December 31, 2002, the accumulation of plan benefits of employees in the scheme was permanently suspended, and therefore, the Plan was curtailed.

The components of the net periodic cost of the Plan for the years ended December 31, are as follows:

	2008	2007 (Restated)	2006

Interest cost on projected benefit obligation	$10,661	$9,934	$8,565
Expected return on plan assets	(11,421)	(12,209)	(10,042)
Amortization of actuarial loss	2,392	2,525	2,899
Net periodic cost	$1,632	$250	$1,422

The major assumptions used in calculating the pension expense were:

	2008	2007	2006
Discount rate	5.75%	5.00%	5.00%
Rate of increase of future compensation	N/A	N/A	N/A
Long-term rate of return on plan assets	7.75%	8.00%	8.00%

The overall expected return on the Plan assets for 2008 was the average of 5.65% per annum expected for debt securities and 8.1% per annum for equity securities and other assets held.  The expected returns were based on market yields at the measurement date.  Expected returns on the equity and ‘other’ assets allowed for expected economic growth.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

A reconciliation of the projected benefit obligation for the Plan to the accrued pension expense recorded as of December 31 is as follows:

	2008	2007 (Restated)	2006

Projected benefit obligation	$(127,015)	$(201,464)	$(196,402)
Plan assets at market value	93,156	157,942	148,750

Funded status	$(33,859)	$(43,522)	$(47,652)
Unrecognized net actuarial loss	48,467	58,681	56,684
Adjustment for minimum liability - pretax	(48,467)	(58,681)	(56,684)
Accrued pension expense	$(33,859)	$(43,522)	$(47,652)

Change in plan assets
Fair value of assets, beginning of year	$157,942	$148,750	$116,305
Foreign currency changes	(43,861)	2,539	16,286
Actual (loss)/gain on plan assets	(21,674)	5,886	15,552
Employer contributions	4,926	6,221	5,827
Benefit payments	(4,177)	(5,454)	(5,220)
Fair value of assets, end of year	$93,156	$157,942	$148,750

Change in projected benefit obligations
Projected benefit obligation, beginning of year	$201,465	$196,402	$169,640
Foreign currency changes	(55,948)	3,352	23,754
Interest cost	8,273	9,881	9,095
Actuarial (gains)/losses	(22,598)	(2,717)	(867)
Benefit payments	(4,177)	(5,454)	(5,220)
Projected benefit obligation, end of year	$127,015	$201,464	$196,402

All Plan assets and projected benefit obligations have been converted from pounds sterling to US dollar using year end exchange rates.

The major assumptions used in calculating the pension obligations were:

	2008	2007	2006
Discount rate	6.40%	5.75%	5%
Rate of compensation increase	N/A	N/A	N/A

The accumulated benefit obligation is the same as the projected benefit obligation as the Plan has been curtailed.

The Trustee’s target split of investment types for the Plan assets is as follows:

Equity Securities	45%
Debt Securities	40%
Real Estate	6%
Other	9%
Total	100%

These percentages are approximate and kept under review, and the total UK Equity exposure is capped at £43m with quarterly “top-slicing” if that cap is reached.

The Plan’s assets are invested with two investment managers.  The first manager invests in unit funds that hold portfolios of shares, cash, hedge funds and property funds.  The second manager invests in funds holding predominantly index-linked bonds, gilts and investment grade and sub investment grade corporate bonds and in a fund of UK equities designed to track the FTSE All-Share Index.

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

The Plan weighted average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	2008	2007
Equity Securities	45%	57%
Debt Securities	40%	28%
Real Estate	5%	6%
Other	10%	9%
Total	100%	100%

The Company expects to contribute $3,882,000 (£2,700,000) plus expenses to the Plan in 2009.  The following benefit payments are expected to be paid in each of the next five years, and in aggregate for the following five years thereafter.

Pension Benefits
2009	3,379
2010	3,566
2011	3,740
2012	3,958
2013	4,198
2014 - 2018	27,085

On April 6, 1997, the Company established a defined contribution plan, the Group Personal Pension Plan, for Company employees in the UK.  Additionally, a defined contribution plan (401-K plan) is also available for employees in the US.  The retirement benefit expense for these plans for the year ended December 31, 2008, 2007 and 2006 were $3.7 million, $3.6 million and $2.7 million respectively.

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

14. GEOGRAPHICAL ANALYSIS

During each of the years ended December 31, 2008, 2007 and 2006, the Company operated from within two segments based on geographical markets, the United Kingdom and the United States.  The Company had one continuing activity, Contract Research, throughout these periods.

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

Geographical segment information is as follows:

	US	UK	Corporate	Total
2008 Net revenues	$54,784	$187,638	$-	$242,422
Operating income before other operating income/(expense)	9,819	36,450	(10,354)	35,915
Operating income	9,819	36,450	(10,354)	35,915
Long-lived assets (a)	45,907	86,047	2,751	134,705
Property and equipment, net	25,711	37,860	39	63,610
Depreciation and amortization (b)	2,089	7,630	10	9,729
Capital expenditure	4,641	12,031	(15)	16,657
Total assets	46,923	121,505	2,770	171,198
2007 (Restated) Net revenues	$49,865	$186,935	$-	$236,800
Operating income before other operating income/(expense)	8,309	34,951	(11,385)	31,875
Operating income	8,309	34,951	(11,385)	31,875
Long-lived assets (a)	43,017	119,349	2,994	165,360
Property and equipment, net	23,159	47,791	44	70,994
Depreciation and amortization	1,756	7,747	16	9,519
Capital expenditure	3,834	12,560	45	16,439
Total assets	43,921	154,640	3,022	201,583
2006 Net revenues	$41,138	$151,079	$-	$192,217
Operating income before other operating income/(expense)	5,268	21,676	(6,875)	20,069
Operating income	5,268	21,676	(17,372)	9,572
Long-lived assets (a)	37,827	141,216	7,448	186,491
Property and equipment, net	21,082	42,535	13	63,630
Depreciation and amortization	1,700	7,798	16	9,514
Capital expenditure	2,025	11,068	-	13,093
Total assets	39,781	183,312	7,486	230,579

(a) Long-lived assets exclude cash and cash equivalents and unamortized costs of raising long-term debt.
(b) Depreciation and amortization excludes the amortization of the acquired intangible other assets

Net revenues from customers, based on location of customers, is as follows:

	2008	2007 (Restated)	2006
United States	$73,259	$69,517	$53,215
Europe	136,485	118,258	109,668
Rest of World	32,678	49,025	29,334
	$242,422	$236,800	$192,217

15. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Effects of Foreign Exchange	Additions/ Charged to Expense	Deductions	Balance at end of period

Year Ended December 31, 2008
Accounts receivable allowances (a)	1,575	(420)	428	(461)	1,122
Valuation allowance for deferred tax asset	49,028	(15,371)	7,953	-	41,610

Year Ended December 31, 2007 (Restated)
Accounts receivable allowances (a)	691	6	340	538	1,575
Valuation allowance for deferred tax asset	12,317	(749)	37,460	-	49,028

Year Ended December 31, 2006
Accounts receivable allowances (a)	618	78	133	(138)	691
Valuation allowance for deferred tax asset	10,739	1,509	69	-	12,317

(a)  Allowances are for doubtful accounts and chargebacks

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

16. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2008 and December 31, 2007.

Year ended December 31, 2008	Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$63,227	$64,330	$63,560	$51,305
Cost of sales	(43,364)	(43,507)	(44,643)	(37,783)
Gross profit	19,863	20,823	18,917	13,522
Selling and administrative expense	(10,199)	(10,796)	(9,374)	(6,841)
Operating income	9,664	10,027	9,543	6,681
Interest income (a)	200	128	141	118
Interest income, related parties	123	128	98	164
Interest expense	(2,303)	(2,361)	(2,179)	(2,497)
Interest expense, related parties	(818)	(779)	(774)	(717)
Other (expense)/income (a)	(60)	23	(4,641)	(8,111)
Income/(loss) before taxes	6,806	7,166	2,188	(4,362)
Income tax (expense)/benefit	(71)	118	(120)	(1,307)
Net income/(loss)	$6,735	$7,284	$2,068	$(5,669)

Earnings/(loss) per share	$0.53	$0.58	$0.16	$(0.43)
Diluted earnings/(loss) per share	$0.44	$0.47	$0.13	$(0.43)

Year ended December 31, 2007	Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$54,297	$58,191	$60,874	$63,438
Cost of sales	(40,283)	(40,411)	(42,525)	(42,571)
Gross profit	14,014	17,780	18,349	20,867
Selling and administrative expense	(7,795)	(10,254)	(9,777)	(11,309)
Operating income	6,219	7,526	8,572	9,558
Interest income	276	693	392	363
Interest income, related parties	106	110	114	117
Interest expense (a)	(3,287)	(3,312)	(2,883)	(3,319)
Interest expense, related parties	(734)	(740)	(745)	(747)
Other income/(expense) (a)	122	1,278	604	(1,063)
Income before taxes	2,702	5,555	6,054	4,909
Income tax benefit/(expense)	752	(46)	(185)	(33,715)
Net income/(loss)	$3,454	$5,509	$5,869	$(28,806)

Earnings/(loss) per share	$0.27	$0.43	$0.47	$(2.28)
Diluted earnings/(loss) per share	$0.23	$0.36	$0.39	$(2.28)

(a) Certain items have been reclassified to conform to fourth quarter presentation (see Note 10).

Life Sciences Research Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Cont’d)
Dollars in (000’s) except per share amounts

17.	SUBSEQUENT EVENTS

A.         In a letter to the Company’s Board of Directors, dated March 3, 2009, Andrew Baker, Chairman and CEO of the Company, made a non-binding proposal to acquire all of the outstanding shares of the Company for a price of $7.50 per share.  The Company’s common stock closed at $4.79 per share on March 3, 2009.

The proposal letter indicated that the proposal was conditional upon satisfactory completion of due diligence, negotiation of definitive transaction documents, receipt of the requisite financing commitments and receipt of necessary board approval.  Mr. Baker indicated in the letter that he had commenced exploring potential financing sources and that while he was confident that he would be able to secure the requisite financing for the proposal, there could be no assurance of success.

The Board of Directors has established a special committee of independent directors to act on behalf of the Company with respect to consideration of the proposal and other strategic alternatives.  The special committee has the authority to engage its own legal, financial and other advisors.

The process of considering the proposal is only in its initial stages and consequently no decisions have been made by the special committee of the Board in respect of the Company’s response, if any, to the proposal.  Shareholders are not being asked to take any action as a result of the proposal.  There can be no assurance that the proposed transaction or any other transaction will be approved or completed.

B.         On March 12, 2009 the Company disclosed that a purported class action lawsuit had been filed against the Company in New Jersey state court in connection with the non-binding proposal received from Andrew Baker as described in paragraph A. above.  The lawsuit names as defendants Mr. Baker, all other members of the Company's Board of Directors and the Company.  The lawsuit alleges, among other things, that the directors breached their fiduciary duties with respect to the Baker proposal.

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

Internal control over financial reporting.  Please refer to pages 43-44 of this Form 10-K for Management’s Report on Consolidated Financial Statements and Internal Control, and the Internal Control Reports of the Company’s Auditors.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information with respect to the current directors and executive officers of LSR.

Name	Age	Position within the Company
Andrew Baker	60	Director, Chairman of the Board and Chief Executive Officer
Gabor Balthazar	67	Director
Mark Bibi	50	General Counsel and Secretary
Brian Cass	61	Director, Managing Director/President
Julian Griffiths	56	Vice President of Operations
Afonso Junqueiras	52	Director
Richard Michaelson	57	Chief Financial Officer
Yaya Sesay	66	Director

(b)	Identification of Directors and Executive Officers

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4, and 5 filed with the Commission by the Company’s directors and officers in 2008 the Company believes that all such required forms were filed on a timely basis.

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

The Audit Committee operates under a written charter adopted by the Board of Directors that is posted on the Company’s website on www.lsrinc.net, under the “Corporate Governance” icon.

The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of the Code of Ethics or other corporate governance-related committee charter by posting such information on the Company's website at the address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

Information on Director and executive compensation is incorporated by reference to the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders to be held on May 21, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership by certain beneficial owners and management of LSR is incorporated by reference to the headings “Stock Ownership of Directors, Executive Officers and Certain Shareholders” in the Company’s definitive Proxy Statement in connection with its 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2008.  Information is included for equity compensation plans approved by LSR stockholders and equity compensation plans not approved by LSR stockholders.

Plan Category	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by LSR stockholders	2,950,000	4.59	437,000
Equity compensation plans not approved by LSR stockholders	1,425,000	11.00	-
Totals	4,375,000	6.37	437,000

From time to time US depositary institutions hold shares on behalf of their customers to enable a market to be made in the LSR’s shares.  No holdings of 5% or more have been reported by those institutions at March 11, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to the headings “The Board of Directors and its Committees” in the Company’s definitive Proxy Statement in connection with its 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the headings “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement in connection with its 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           List of documents filed as part of this report

2.           Index to Financial Statements
Life Sciences Research, Inc. and Subsidiaries

Managements’ Report on Consolidated Financial Statements and Internal Control

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements – December 31, 2008 and 2007

Consolidated Statements of Operations –
Years ended December 31, 2008, 2007, and 2006

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss –
Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows –
Years ended December 31, 2008, 2007, and 2006

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

10.24	First Amendment to Financing Agreement, dated as of August 1, 2007 INCORPORATED BY REFERENCE TO REGISTRANT’S CURRENT REPORT ON FORM 8-K DATED AUGUST 3, 2007.

10.25	Second Amendment to Financing Agreement, dated as of November 30, 2007. INCORPORATED BY REFERENCE TO REGISTRANT’S ANNUAL REPORT ON FORM 10-K DATED MARCH 13, 2008.

18.1	Hugh Scott, P.C. Preferability Letter. FILED HEREWITH

21.1	Subsidiaries – FILED HEREWITH

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a) – 14(a). FILED HEREWITH

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a) – 14(a). FILED HEREWITH

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. FILED HEREWITH

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. FILED HEREWITH

99.1	Press Release dated March 2, 2009, announcing fourth quarter and full year 2008 results. INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED MARCH 3, 2009.

99.2
Press Release dated March 4, 2009 announcing proposal by Andrew Baker, LSR’s chairman and CEO, to acquire all of the outstanding shares of LSR.  INCORPORATED BY REFERENCE TO REGISTRANT’S CURRENT REPORT ON FORM 8-K DATED MARCH 4, 2009.

99.3
Letter dated March 3, 2009 from LSR’s chairman and CEO Andrew Baker announcing proposal to acquire all the outstanding shares of LSR.  INCORPORATED BY REFERENCE TO REGISTRANT’S CURRENT REPORT ON FORM 8-K DATED MARCH 4, 2009.

99.4
Announcement, dated March 12, 2009, that a purported class action lawsuit had been filed against the Company and its Board of Directors in New Jersey State Court.  INCORPORATED BY REFERENCE TO REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED MARCH 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer and Director – Principal Executive Officer
Date:	March 13, 2009

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	CFO – Principal Financial and Accounting Officer
Date:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabor Balthazar	Director	March 13, 2009
Gabor Balthazar

/s/ Brian Cass	Director	March 13, 2009
Brian Cass

/s/ Afonso Junqueiras	Director	March 13, 2009
Afonso Junqueiras

/s/ Yaya Sesay	Director	March 13, 2009
Yaya Sesay