Form 10-Q
period 2009-03-31
LIFE SCIENCES RESEARCH INC
filed 2009-05-11
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Commission File No. 0-33505
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

Large accelerated filer	☐	(Do not check if a smaller	Accelerated filer	☒
Non-accelerated filer	☐	reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

13,349,095 shares of voting common stock of $0.01 par value as of April 28, 2009

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

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three months ended March 31
	2009	2008

Net revenues	$48,042	$63,227
Cost of sales	(34,288)	(43,364)
Gross profit	13,754	19,863
Selling, general and administrative expenses	(7,866)	(10,199)
Operating income	5,888	9,664
Interest income	12	200
Interest income, related parties	106	123
Interest expense	(1,960)	(2,303)
Interest expense, related parties	(716)	(818)
Other expense	(87)	(60)
Income before income taxes	3,243	6,806
Income tax benefit/(expense)	420	(71)
Net income	$3,663	$6,735

Income per share
-Basic	$0.27	$0.53
-Diluted	$0.25	$0.44

Weighted average number of common stock
- Basic (000’s)	13,347	12,633
- Diluted (000’s)	14,462	15,406

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,018	$36,493
Accounts receivable, net	24,871	19,607
Unbilled receivables, net	18,010	21,683
Inventories	2,191	2,854
Prepaid expenses and other current assets (includes related parties of $1,090 and $985 in 2009 and 2008)	5,106	5,031
Total current assets	$88,196	$85,668
Property, plant and equipment, net	63,584	63,610
Goodwill	2,708	2,684
Intangible assets, net	6,037	6,449
Other assets, related parties	3,150	3,074
Deferred income taxes	10,133	9,713
Total assets	$173,808	$171,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,633	$12,061
Accrued payroll and other benefits	3,550	3,882
Accrued expenses and other liabilities	23,908	25,921
Short-term debt	2,505	2,596
Fees invoiced in advance	29,724	27,681
Total current liabilities	$71,320	$72,141
Long-term debt, net (includes related parties of $21,006 and $21,025 in 2009 and 2008)	71,726	71,943
Deferred gain on disposal of US property	8,387	8,467
Pension liabilities	33,640	33,859
Total liabilities	$185,073	$186,410

Commitments and contingencies
Stockholders' deficit
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at March 31, 2009: 13,347,295
(December 31, 2008: 13,345,495)	133	133
Paid in capital	89,994	89,717
Accumulated other comprehensive loss	(45,679)	(45,686)
Accumulated deficit	(55,713)	(59,376)
Total stockholders' deficit	$(11,265)	$(15,212)
Total liabilities and stockholders' deficit	$173,808	$171,198

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$3,663	$6,735
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,010	2,506
Amortization of gain on disposal of US property	(80)	(80)
Non-cash compensation expense associated with employee stock compensation plans	274	474
Foreign exchange loss on March 2006 Financing	135	50
Foreign exchange (gain)/ loss on intercompany balances	(48)	10
Deferred income tax (benefit)/expense	(420)	71
(Benefit)/provision for losses on accounts receivable	(22)	36
Amortization of debt issue and financing costs included in interest expense	787	963
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(1,833)	(5,193)
Inventories	661	71
Accounts payable, accrued expenses and other liabilities	(2,680)	(4,321)
Fees invoiced in advance	2,118	(2,810)
Defined benefit pension plan liabilities	(121)	(936)
Net cash provided by/(used in) operating activities	$4,444	$(2,424)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(2,105)	(4,754)
Payment for acquisition, net of cash acquired	-	(1,771)
Net cash used in investing activities	$(2,105)	$(6,525)

Cash flows used in financing activities:
Proceeds from issue of Voting Common Stock	3	49
Repayments of long-term borrowings	(600)	(600)
Repayments of short-term borrowings	(38)	(216)
Net cash used in financing activities	$(635)	$(767)

Effect of exchange rate changes on cash and cash equivalents	(179)	98
Increase/(decrease) in cash and cash equivalents	1,525	(9,618)
Cash and cash equivalents at beginning of period	36,493	36,223
Cash and cash equivalents at end of period	$38,018	$26,605
Supplementary Disclosures:
Interest paid	$1,879	$2,102
Income taxes paid	$249	$80

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

1.  THE COMPANY AND ITS OPERATIONS

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical industries.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  The Company has included all normal recurring adjustments, which are, in the opinion of management, necessary to give a fair statement of its consolidated financial position, results of operations and cash flows for the interim periods shown.

The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2008, 2007 and 2006 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS 157 as of the beginning of its 2008 fiscal year as it relates to recurring financial assets and liabilities.  As of the beginning of the 2009 fiscal year, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  These include goodwill and other nonamortizable intangible assets.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•
Level 2: Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The adoption of SFAS 157 and FSP 157-2 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards
Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141R did not have any impact on the Company’s consolidated financial statement as of and for the three months ended March 31, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets ” (“FSP 142-3”).  FSP 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132R-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132R-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  FSP 132R-1 requires additional disclosure only and therefore, will not impact the Company’s consolidated results of operations or financial position.

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

The analysis of the Company's net revenues and operating income by segment for the three  month periods ended March 31, 2009 and March 31, 2008 is as follows:

	Three months ended March 31
(Dollars in thousands)	2009	2008

Net revenues
UK	$35,838	$49,602
US	12,204	13,625
Corporate	-	-
	$48,042	$63,227

Operating income
UK	$6,926	$9,878
US	1,365	2,426
Corporate	(2,403)	(2,640)
	$5,888	$9,664

4.  DEBT

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender.  The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests).  On August 1, 2007 the Company entered into an amendment to the March 2006 Financing (the “Amended March 2006 Financing”) in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing (the “Second Amended March 2006 Financing”) in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.  The original and amended loans have a LIBOR floor set at 425 basis points.  LIBOR has fallen below 425 basis points for part of 2008 and for the duration of 2009 to date, resulting in the interest rate being fixed at 775 basis points (the LIBOR floor of 425 basis points plus 350 basis points) for eleven months during 2008 and for the three months ended March 31, 2009.

5.  RELATED PARTY TRANSACTIONS

On June 14, 2005, the Company entered into and consummated with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) a sale/leaseback transaction (the "Sale/Leaseback Transaction"), in which the Company sold to Alconbury its three properties (two in the UK, one in the US) for an aggregate consideration of $40 million and immediately leased back the properties under 30 year leases with an aggregate annual rental payment of approximately $5 million.  Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker.  Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors was formed to analyze and consider the proposed Sale/Leaseback Transaction.  The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.9 million, subject to Alconbury's obligation to reimburse those expenses in the future in five annual 20% installments beginning in June 2008.  Alconbury paid the Company approximately $1 million of those expenses in June 2008 in the first such installment.

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

The following discussion of the financial condition and results of operations of Life Sciences Research, Inc (“LSR”) and Subsidiaries (collectively, “the Company”) should be read together with the financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.  The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in its 2008 Annual Report on Form 10-K.  The Company undertakes no obligation to update any information in its forward-looking statements.

OVERVIEW OF THE COMPANY'S BUSINESS

The Company provides pre-clinical and non-clinical biological safety evaluation research services to most of the world’s leading pharmaceutical and biotechnology companies, as well as many agrochemical and industrial chemical companies.  The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals, which are essential components of the Company’s clients' products.  The Company’s services are designed to meet the regulatory requirements of governments around the world.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and operating results is based on the Company’s financial statements.  The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amount of revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Company’s significant accounting policies.  No changes have been made to the Company’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared with three months ended March 31, 2008.

The Company is continuing to experience what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the first quarter of 2009 with the result that orders for the quarter ended March 31, 2009 were $40.8 million, a 27% decrease on orders for the quarter ended March 31, 2008 at constant exchange rates.  This reduction in orders, following on from a reduction in orders in the fourth quarter of 2008 and a significant weakening of the British Pound against the US dollar reduced revenues in the first quarter of 2009.

Net revenues for the three months ended March 31, 2009 were $48.0 million, a decrease of 24.0% on net revenues of $63.2 million for the three months ended March 31, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 2.6%; with the UK showing a 0.4% decrease and the US a 10.4% decrease.

Cost of sales for the three months ended March 31, 2009 were $34.3 million (71.4% of revenue), a decrease of 20.9% on cost of sales of $43.4 million (68.6% of revenue) for the three months ended March 31, 2008.  The underlying increase, after adjusting for the impact of the movement in exchange rates was 0.8% with the UK showing a 1.3% increase and the US a 1.0% decrease.  The increase in cost of sales as a % of revenues was due to a 170 basis points increase in labor costs as a % of revenue and a 110 basis points increase in overhead costs as a % of revenue. In part this was due to a reduction in capacity utilization consequent upon the decline in revenue.  The increase in overhead costs as a % of revenue also reflected higher utility costs.

Selling, general and administrative expenses (“SG&A”) decreased by 22.9% to $7.9 million for the three months ended March 31, 2009 from $10.2 million in the corresponding period in 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 6.2%.  That decrease in costs was primarily due to a reduction in incentive accruals and stock option expenses.

Net interest expense decreased by 8.6% to $2.6 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008.  This decrease of $0.2 million was due to a $0.2 million net interest saving associated with the March 2006 Financing and a $0.2 million decrease in capital lease interest expense, offset by a $0.2 million decrease in interest income.

Other expense of $87 thousand for the three months ended March 31, 2009 comprised $135 thousand from the non-cash foreign exchange re-measurement expense on the March 2006 Financing denominated in US dollars (the functional currency of the financing Subsidiary that holds the loan is UK sterling), offset by other exchange gains of $48 thousand.  In the three months ended March 31, 2008 other expense of $50 thousand comprised non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the financing Subsidiary that holds the loan is UK sterling) and other exchange losses of $10 thousand.

Income tax benefit for the three months ended March 31, 2009 was $0.4 million.  This reflects a tax benefit arising in the US, which the Company expects to utilize during the course of 2009.  The income tax expense for the three months ended March 31, 2008 was $0.1 million.  Net operating losses are $87.7 million at March 31, 2009, with net operating losses in the US of $16.1 million and net operating losses in the UK of $71.6 million.

Net income for the three months ended March 31, 2009 was $3.7 million compared with net income of $6.7 million for the three months ended March 31, 2008.  The decrease in net income of $3.0 million is due to a $3.8 million decrease in operating income, offset by a decrease in the net interest expense of $0.2 million and an increase in the income tax benefit of $0.6 million.

Net income per outstanding common share for the three months ended March 31, 2009 was 27 cents, compared to 53 cents income in the three months ended March 31, 2008, on the weighted average common shares outstanding of 13,346,915 and 12,633,031 respectively.  Net income per fully diluted share for the three months ended March 31, 2009 was 25 cents, compared to 44 cents in the three months ended March 31 2008, on the weighted average fully diluted common shares outstanding of 14,461,580 and 15,405,691 respectively.

LIQUIDITY & CAPITAL RESOURCES

Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2009 were $38.0 million and were held in accounts denominated in the following currencies:

Currency	March 31, 2009
(Amounts in USD Equivalents)	$000

Dollar	24,044
Sterling	12,052
Euro	1,815
Yen	107
38,018

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

As of March 31, 2009, the Company had a working capital surplus of $16.9 million, and the Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Net days sales outstanding (“DSO”) at March 31, 2009 were 27 days, a decrease from the 30 days at December 31, 2008 (23 days at March 31, 2008).  DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total net revenue.  The impact on liquidity from a one-day change in DSO is approximately $483,000.

During the three months ended March 31, 2009, the Company’s operating activities generated net cash of $4.4 million. The change in net operating assets and liabilities used $1.9 million, mainly caused by the decrease in accounts payable, accrued expenses and other liabilities, which used $2.7 million, offset by the decrease in DSO which generated $1.7 million.

Investing activities for the three months ended March 31, 2009 used $2.1 million, as a result of capital expenditures.

Financing activities for the three months ended March 31, 2009 used $0.6 million, due to  capital repayments of the March 2006 Financing.

The effect of exchange rate movements on cash for the three months ended March 31, 2009 was a decrease of $0.2 million.

The Company’s cash balances increased by $1.5 million during the three months ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1933, as amended, that have, or are likely to have, a material current or future effect on its consolidated financial position or results of operations.

Recently Issued Accounting Standards
Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141R did not have any impact on the Company’s consolidated financial statement as of and for the three months ended March 31, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets ” (“FSP 142-3”).  FSP 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132R-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132R-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  FSP 132R-1 requires additional disclosure only and therefore, will not impact the Company’s consolidated results of operations or financial position.

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

The Company operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates.  Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs.  Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 4% of total net revenues.  Management has decided not to hedge against this exposure.

Also, exchange rate fluctuations may have an impact on the relative price competitiveness of the Company vis á vis competitors who trade in currencies other than sterling or dollars.

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/expense associated with US dollars debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at March 31, 2009.

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At March 31	3 months to March 31 Average rate (1)
2007	1.9906	1.9614	1.9529
2008	1.4378	1.9875	1.9784
2009	-	1.4334	1.4361

(1)	Based on the average of the exchange rates on each day of each month during the period.

On April 28, 2009 the noon buying rate for sterling was £1.00 = $1.4620.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of March 31, 2009:

		Expected Maturity Date
		2009	2010	2011	2012	2013	There after	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	12,052	-	-	-	-	-	12,052	12,052
	- Euro	1,815	-	-	-	-	-	1,815	1,815
	- Japanese Yen	107	-	-	-	-	-	107	107
Accounts receivable	- Pound Sterling	17,327	-	-	-	-	-	17,327	17,327
	- Euro	460	-	-	-	-	-	460	460
	- Japanese Yen	2,034	-	-	-	-	-	2,034	2,034
Capital leases	- Pound Sterling	21	-	-	-	-	6,006	6,027	6,027

LIBOR
In the three months ended March 31, 2009, if LIBOR had been above 4.25%, the floor stipulated in the Company's Amended March 2006 Financing, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $141,000.  Below 4.25%, fluctuations in LIBOR do not result in a change in interest expense.

Revenue
For the three months ended March 31, 2009, approximately 71% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2009 an evaluation was carried out, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended March 31, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.  During the quarter ended March 31, 2009 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On or about March 9, 2009, a purported class action lawsuit, Berger v. Life Sciences Research, et. al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company and each director of the Company.  The complaint alleges, among other things, that the directors breached their fiduciary duties with respect to the March 3, 2009 non-binding proposal made by Andrew Baker to acquire all of the outstanding shares of the Company for $7.50 per share (the "Baker Proposal").  The Company's Board of Directors established a Special Committee of independent directors to evaluate the Baker Proposal. The Special Committee's process of evaluating the Baker Proposal is continuing and the Special Committee has not yet made any decision with respect to how to respond to the Baker Proposal, if at all.  The Company will appropriately defend itself in response to this lawsuit.

ITEM 1A	RISK FACTORS

The Company’s business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of its 2008 Annual Report on Form 10-K.  There were no material changes to the Company’s risk factors during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

On March 3, 2009, Andrew Baker, the Company's CEO, made the Baker Proposal to acquire all of the outstanding shares of the Company for $7.50 per share. On March 4, 2009 the Company's Board of Directors established the Special Committee of independent directors to evaluate the Baker Proposal.  The Special Committee has retained its own financial advisor and legal counsel to assist it in evaluating the Baker Proposal and other strategic alternatives.  The Special Committee's process of evaluating the Baker Proposal and such other strategic alternatives is continuing.  No decisions have yet been made by the Special Committee with respect to LSR's response, if any, to the Baker Proposal.

ITEM 6	EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 99.1	Press Release, dated April 30, 2009 announcing the first quarter earnings results for 2009 (Incorporated by Reference to Registrant’s Current Report on Form 8-K dated May 4, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	May 11, 2009

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	Chief Financial Officer – Principal Financial and Accounting Officer
Date:	May 11, 2009