Form 10-Q
period 2009-06-30
LIFE SCIENCES RESEARCH INC
filed 2009-08-03
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

13,349,095 shares of voting common stock of $0.01 par value as of July 30, 2009

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

Note Regarding Forward Looking Statements:

This Form 10-Q and other reports filed by Life Sciences Research, Inc. and subsidiaries (the “Company”) from time to time with the U.S.  Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements.  The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," or the negative thereof.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)	3 months ended June 30		6 months ended June 30
	2009	2008	2009	2008

Net revenues	$45,250	$64,330	$93,295	$127,557
Cost of sales	(33,321)	(43,507)	(67,609)	(86,871)
Gross profit	11,929	20,823	25,686	40,686
Selling, general and administrative expenses	(6,428)	(10,796)	(14,294)	(20,995)
Acquisition-related expenses	(1,500)	-	(1,500)	-
Operating income	4,001	10,027	9,892	19,691
Interest income	37	133	50	332
Interest income, related parties	110	123	215	247
Interest expense	(2,032)	(2,360)	(3,994)	(4,664)
Interest expense, related parties	(732)	(780)	(1,448)	(1,597)
Other income/(expense)	4,386	23	4,299	(37)
Income before income taxes	5,770	7,166	9,014	13,972
Income tax benefit	530	118	950	47
Net income	$6,300	$7,284	$9,964	$14,019

Income per share
-Basic	$0.47	$0.58	$0.75	$1.11
-Diluted	$0.44	$0.47	$0.69	$0.91

Weighted average number of common stock
- Basic (000’s)	13,349	12,655	13,347	12,644
- Diluted (000’s)	14,443	15,559	14,452	15,480

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$39,486	$36,493
Accounts receivable, net	24,364	19,607
Unbilled receivables, net	19,347	21,683
Inventories	2,600	2,854
Prepaid expenses and other current assets (includes related parties of $1,969 and $985 in 2009 and 2008)	6,290	5,031
Total current assets	$92,087	$85,668
Property, plant and equipment, net	69,128	63,610
Goodwill	3,126	2,684
Intangible assets, net	6,072	6,449
Other assets, related parties	2,488	3,074
Deferred income taxes	10,693	9,713
Total assets	$183,594	$171,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,791	$12,061
Accrued payroll and other benefits	3,597	3,882
Accrued expenses and other liabilities	25,093	25,921
Short-term debt	2,400	2,596
Fees invoiced in advance	29,803	27,681
Total current liabilities	$72,684	$72,141
Long-term debt, net (includes related parties of $21,901 and $21,025 in 2009 and 2008)	71,982	71,943
Deferred gain on disposal of US property	8,307	8,467
Pension liabilities	38,320	33,859
Total liabilities	$191,293	$186,410

Commitments and contingencies
Stockholders' deficit
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at June 30, 2009: 13,349,095
(December 31, 2008: 13,345,495)	133	133
Paid in capital	90,331	89,717
Accumulated other comprehensive loss	(48,750)	(45,686)
Accumulated deficit	(49,413)	(59,376)
Total stockholders' deficit	$(7,699)	$(15,212)
Total liabilities and stockholders' deficit	$183,594	$171,198
See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$9,964	$14,019
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	4,123	4,938
Amortization of gain on disposal of US property	(160)	(160)
Non-cash compensation expense associated with employee stock compensation plans	594	1,045
Foreign exchange (gain)/loss on March 2006 Financing	(5,201)	21
Foreign exchange loss on intercompany balances	902	16
Deferred income tax benefit	(950)	(47)
Provision for losses on accounts receivable	183	51
Amortization of debt issue and financing costs included in interest expense	1,674	1,947
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	879	(2,031)
Inventories	468	(140)
Accounts payable, accrued expenses and other liabilities	(5,163)	(6,013)
Fees invoiced in advance	(1,099)	(5,044)
Defined benefit pension plan liabilities	(407)	(1,952)
Net cash provided by operating activities	$5,807	$6,650

Cash flows used in investing activities:
Purchase of property, plant and equipment	(4,257)	(9,839)
Payment for acquisition	-	(1,779)
Net cash used in investing activities	$(4,257)	$(11,618)

Cash flows used in financing activities:
Proceeds from issue of Voting Common Stock	20	156
Repayments of long-term borrowings	(1,200)	(1,200)
Repayments of short-term borrowings	(73)	(373)
Net cash used in financing activities	$(1,253)	$(1,417)

Effect of exchange rate changes on cash and cash equivalents	2,696	252
Increase/(decrease) in cash and cash equivalents	2,993	(6,133)
Cash and cash equivalents at beginning of period	36,493	36,223
Cash and cash equivalents at end of period	$39,486	$30,090

Supplementary Disclosures:
Interest paid	$3,755	$4,084
Income taxes paid	$273	$89

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

1.  THE COMPANY AND ITS OPERATIONS

Life Sciences Research, Inc. ("LSR") and subsidiaries (collectively, the "Company") is a global contract research organization, offering worldwide pre-clinical and non-clinical testing services for biological safety evaluation research to the pharmaceutical and biotechnology, as well as the agrochemical and industrial chemical industries.

On July 8, 2009, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Lion Holdings, Inc. (“Parent”) and Lion Merger Corp. (“Lion”), a wholly owned subsidiary of Parent. Each of Parent and Lion was formed for the purpose of consummating the transactions contemplated by the Merger Agreement, and each of such entities is controlled by Andrew Baker, Chairman and CEO of the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Lion will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and a wholly owned subsidiary of Parent following the Merger.

A Special Committee consisting of the Company’s independent directors was charged with evaluating strategic alternatives for the Company and unanimously recommended the approval of the Merger. Based upon this recommendation, the Board of Directors of the Company (with Andrew Baker and Brian Cass abstaining), approved the Merger and resolved to recommend that LSR stockholders approve the Merger. The Special Committee was advised by independent counsel and an independent financial advisor who provided a fairness opinion to the Special Committee.

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, other than shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash. Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 18.1% of the shares. No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its shares in connection with the Merger.

Consummation of the Merger is subject to a number of conditions, including without limitation: (i) the approval of the Merger by (A) the holders of at least a majority of the outstanding shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose and (B) a majority of the votes cast by holders of outstanding shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose, excluding any votes cast by Parent, Lion, Andrew Baker or any other “interested party” (as such term is defined in the Merger Agreement); (ii) the absence of any “company material adverse effect” (as defined in the Merger Agreement); and (iii) other closing conditions set forth in the Merger Agreement.

Each of the Company and Parent have the right to terminate the Merger Agreement under certain circumstances, which may require the payment of a termination fee.

The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009.

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

The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2008, 2007 and 2006 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to current classifications. The Company reclassified from other expense to interest expense certain prior period amounts relating to the amortization of finance arrangement fees. The Company also reclassified from interest income to interest income, related parties, and from interest expense to interest expense, related parties, certain prior period amounts relating to interest income and interest expense arising from transactions with related parties.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, accounts payable, accrued expenses and short-term debt approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements as of and for the three and six months ended June 30, 2009.

In April 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141R did not have any impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the 2009 fiscal year. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets ” (“FSP 142-3”).  FSP 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of and for the three and six months ended June 30, 2009.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132R-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132R-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  FSP 132R-1 requires additional disclosure only and, therefore, will not impact the Company’s consolidated results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

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

The analysis of the Company's net revenues and operating income by segment for the three month and six month periods ended June 30, 2009 and June 30, 2008 is as follows:

	Three Months ended June 30		Six months ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Net revenues
UK	$33,471	$50,949	$69,312	$100,551
US	11,779	13,381	23,983	27,006
Corporate	-	-	-	-
	$45,250	$64,330	$93,295	$127,557

Income before income taxes
UK	$5,586	$10,443	$12,548	$20,322
US	1,606	2,497	2,972	4,922
Corporate	(3,191)	(2,913)	(5,628)	(5,553)
Interest expense, net	(2,617)	(2,884)	(5,177)	(5,682)
Other income/(expense)	4,386	23	4,299	(37)
	$5,770	$7,166	$9,014	$13,972

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

4.  DEBT

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender.  The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests).  On August 1, 2007 the Company entered into an amendment to the March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.  On July 8, 2009, the Company entered into the Third Amendment and Waiver and Consent (the “Third Amendment”) to the March 2006 Financing which, among other things, provided the consent of the lenders to the Company’s entry into the Merger Agreement. It also makes the following principal revisions to the March 2006 Financing: (i) increases the applicable interest rate under the terms of the Financing Agreement from LIBOR plus 3.50% per annum to LIBOR plus 5.50% per annum; (ii) revises the covenants regarding Leverage Ratio and Consolidated EBITDA for the period ending June 30, 2009 to 1.06:1.00 and $41,300,000, respectively; and (iii) revises the covenants regarding Leverage Ratio and Consolidated EBITDA for the period ending September 30, 2009 to 1.15:1.00 and $37,000,000, respectively. The Third Amendment also provides that Consolidated EBITDA shall exclude reasonable fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement to the extent accrued or actually paid during such period (without duplication) in an aggregate amount not to exceed $2,000,000. The Third Amendment provides for an amendment fee of $5 million payable to the lenders; such fee, however, will not be due if, on or prior to the date that is five months after the amendment effective date, (i) all obligations under the Financing Agreement are paid in full; (ii) the Merger is consummated; or (iii) a “superior proposal” (as defined in the Merger Agreement) is consummated with the prior written consent of the Required Lenders (which consent shall not be unreasonably withheld).  The original and amended loans have a LIBOR floor set at 425 basis points.  LIBOR has fallen below 425 basis points for part of 2008 and for the duration of 2009 through to June 30, 2009, resulting in the interest rate being fixed at 775 basis points (the LIBOR floor of 425 basis points plus 350 basis points) for eleven months during 2008 and for the six months ended June 30, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

5.  RELATED PARTY TRANSACTIONS

On June 14, 2005, the Company entered into and consummated with Alconbury Estates Inc. and subsidiaries (collectively “Alconbury”) a sale/leaseback transaction (the "Sale/Leaseback Transaction"), in which the Company sold to Alconbury its three properties (two in the UK, one in the US) for an aggregate consideration of $40 million and immediately leased back the properties under 30 year leases with an aggregate annual rental payment of approximately $5 million.  Alconbury was newly formed in June 2005 and controlled by LSR’s Chairman and CEO, Andrew Baker.  Since the Sale/Leaseback Transaction was with a related party (Mr. Baker, LSR’s Chairman and CEO and the controlling owner of Alconbury), an Independent Committee of LSR’s Board of Directors was formed to analyze and consider the proposed Sale/Leaseback Transaction.  The Company agreed to pay the expenses incurred by Alconbury in the Sale/Leaseback Transaction of $4.9 million, subject to Alconbury's obligation to reimburse those expenses in the future in five annual 20% installments beginning in June 2008.  Alconbury paid the Company approximately $1 million of those expenses in June 2008 in the first such installment.  The June 2009 second installment has not yet been received by the Company.

On July 8, 2009, the Company entered into the Merger Agreement with Parent and Lion.  Each of Parent and Lion is controlled by Andrew Baker, the Company’s Chairman and CEO.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

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

At a joint meeting on June 3, 2009 of the Board of Directors and Compensation Committee (the “Committee”) of Life Sciences Research, Inc., the Company, the Committee and the Board, (with the two management directors, Mr. Baker and Mr. Cass, abstaining from the Board vote) approved certain amendments to the 2007 LTIP:

1.	In the event there is a change in control of the Company on or before December 31, 2010, then:
•	The 2007 LTIP matures immediately upon the change in control and the target performance level is deemed achieved
•	Payout to participants in the 2007 LTIP is based on the individual gross salaries (prior to the 6% reduction in salaries now in force) current at the time of the change in control
•	Payout to participants in the 2007 LTIP is made at the levels prescribed for having fully achieved the 16% operating profit percentage LTIP target (the “LTIP Target”)
•	Payout is made within 30 days after the date of the change in control
•
The 2007 LTIP payout amount to be included in a participant’s total compensation or base salary for purposes of calculating employment termination payments following a change in control under employment agreement or other applicable change in control provisions is limited to one third of the individual recipient’s LTIP payout

•	There will be a modified cutback of LTIP payouts to comply with US tax code Section 280G limits for those, if any, to whom Section 280G applies

2.	In the event there is not a change in control of the Company on or before December 31, 2010:
•	The plan matures at December 31, 2010
•
Payout to participants in the 2007 LTIP is calculated based on the operating profit percentage achieved in the best 4 consecutive quarters during the plan period (January 1, 2007 through December 31, 2010) (the “Best OP%”)

•
Payout is prorated to the original LTIP Target. That payout will be equal to the percentage which the Best OP% bears to the LTIP Target; 100% will be paid if the LTIP Target is achieved over any 4 consecutive quarters.

•	Payout is based on the individual gross salaries (prior to the 6% reduction now in force) current at the time of maturity
•
Payout is made within 30 days after the earlier of (i) achieving the LTIP Target or (ii) March 31, 2011 if the LTIP Target is not fully achieved by December 31, 2010, in which case the payout would be based on the pro rata percentage of the Best OP% to the LTIP Target

The aggregate amount payable to all participants under the 2007 LTIP in the event of a change of control of the Company or full achievement of the LTIP Target is approximately $4.89 million. The potential payments under the LTIP in the event of a change of control of the Company or full achievement of the LTIP Target for each of the executive officers is as follows:

Andrew Baker, Chairman and CEO*	$1,147,000
Brian Cass, President and Managing Director*	$1,147,000
Richard Michaelson, CFO	$560,000
Julian Griffiths, Director of Operations*	$496,000
Mark Bibi, Secretary and General Counsel	$420,000

*           Payments to Messrs. Baker, Cass and Griffiths are made in UK pounds sterling. For purposes of estimating these payments in US dollars, an exchange rate of £1.00 = $1.55 has been used, the average exchange rate during the second quarter of 2009.

The employment or service agreements for each of Messrs. Baker, Cass, Michaelson, Griffiths and Bibi were amended as of June 3, 2009 to reflect the 2007 LTIP change of control provisions described above.

Management has been ratably accruing, as compensation expense, an amount equal to the estimated cash bonus that would be payable over the performance period during which the specified performance goals are achieved.  Management will re-evaluate this estimate periodically throughout the performance period and, if applicable, will adjust the estimate accordingly.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

7.  CONTINGENCIES

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

On July 13, 2009, a First Amended Complaint was filed in the Berger Lawsuit which alleges, among other things, that the directors breached their fiduciary duties with respect to the Merger; that Baker controls LSR and its directors; that the merger price constitutes inadequate consideration; and that certain terms of the merger agreement unfairly benefit Mr. Baker at the expense of the other stockholders, including the absence of appraisal rights, accelerated vesting of restricted stock, restrictions on the solicitation of negotiations with respect to third party proposals, and termination fees. The First Amended Complaint further alleges that the directors were motivated to accept Baker’s offer because of concerns that a public dispute with Baker would draw unwanted attention from animal rights activists. The First Amended Complaint seeks unspecified damages and other relief. The Company will appropriately defend itself in response to the Berger Lawsuit.

In addition, on or about July 17, 2009, a second purported class action lawsuit, captioned Ramaiah v. Baker et. al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company, each director of the Company and Lion.  The complaint alleges, among other things, that the Board breached its fiduciary duties in connection with the Merger by agreeing to sell the Company for an unfair price pursuant to an unfair process and that the merger agreement contains preclusive deal protection provisions by virtue of its “no shop” and “standstill” clauses and termination fees. This complaint seeks unspecified damages and other relief. The Company will appropriately defend itself in response to this lawsuit.

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

The Company’s aim is to develop its business within these markets, principally in the pharmaceutical sector, and through organic growth.  A number of the larger pharmaceutical companies are going through mergers and acquisitions, or reprioritizing their research and development functions, and as a result there has been a short term decrease in outsourced projects. It is expected that this pharmaceutical development market will return in the medium term and that the Company will benefit from improving drug pipelines across the industry. In addition there is a growing trend towards greater outsourcing as clients focus more internal resources on research and increasingly look to variabilize their development costs.

On July 8, 2009, the Company entered into the Merger Agreement with Parent and Lion, a wholly owned subsidiary of Parent. Each of Parent and Lion was formed for the purpose of consummating the transactions contemplated by the Merger Agreement, and each of such entities is controlled by Andrew Baker, Chairman and CEO of the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Lion will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and a wholly owned subsidiary of Parent following the Merger.

A Special Committee consisting of the Company’s independent directors was charged with evaluating strategic alternatives for the Company and unanimously recommended the approval of the Merger. Based upon this recommendation, the Board of Directors of the Company (with Andrew Baker and Brian Cass abstaining), approved the Merger and resolved to recommend that LSR stockholders approve the Merger. The Special Committee was advised by independent counsel and an independent financial advisor who provided a fairness opinion to the Special Committee.

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, other than Shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash. Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 17.5% of the Shares. No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its Shares in connection with the Merger.

Consummation of the Merger is subject to a number of conditions, including without limitation: (i) the approval of the Merger by (A) the holders of at least a majority of the outstanding Shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose and (B) a majority of the votes cast by holders of outstanding Shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose, excluding any votes cast by Parent, Lion, Andrew Baker or any other “interested party” (as such term is defined in the Merger Agreement); (ii) the absence of any “company material adverse effect” (as defined in the Merger Agreement); and (iii) other closing conditions set forth in the Merger Agreement.

Each of the Company and Parent have the right to terminate the Merger Agreement under certain circumstances, which may require the payment of a termination fee.

The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared with three months ended June 30, 2008.

The Company is continuing to experience what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the second quarter of 2009 with the result that orders for the quarter ended June 30, 2009 were $44.7 million, a 25% decrease on orders for the quarter ended June 30, 2008 at constant exchange rates.  This reduction in orders, following on from a reduction in orders in the first quarter of 2009, together with a significant weakening of the British Pound against the US dollar since the first half of 2008, reduced revenues in the second quarter of 2009 compared to the second quarter of 2008.

Net revenues for the three months ended June 30, 2009 were $45.3 million, a decrease of 29.7% on net revenues of $64.3 million for the three months ended June 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 15.5%; with the UK showing a 16.5% decrease and the US a 12.0% decrease.

Cost of sales for the three months ended June 30, 2009 were $33.3 million (73.6% of revenue), a decrease of 23.4% on cost of sales of $43.5 million (67.6% of revenue) for the three months ended June 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 8.1% with the UK showing an 8.7% decrease and the US a 5.7% decrease.  The increase in cost of sales as a % of revenue was due to an increase of 70 basis points in salary costs as a % of revenue, an increase of 180 basis points in direct study costs as a % of revenue, and a 330 basis points increase in overhead costs as a % of revenues.  The increases in labor and overhead costs as a % of revenues were due to a reduction in capacity utilization consequent upon the decline in revenue. In the case of labor this was offset by a reduction in salaries and related costs effective April 1, 2009, while the increase in overhead costs as a % of revenues also reflected higher utility costs. The increase in direct study costs as a % of revenues was due to a change in the mix of business.

Selling, general and administrative expenses (“SG&A”) decreased by 40.5% to $6.4 million for the three months ended June 30, 2009 from $10.8 million in the corresponding period in 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 30.1%.  The decrease was due to lower incentive expenses and professional fees.

Acquisition-related expenses in the three months ended June 30, 2009 were $1.5 million. These represented costs associated with the Merger, and were comprised predominantly of professional fees.

Net interest expense decreased by 10.7% to $2.6 million for the three months ended June 30, 2009 from $2.9 million for the three months ended June 30, 2008.

Other income of $4.4 million for the three months ended June 30, 2009 comprised $5.3 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling), offset by other exchange losses of $0.9 million.  In the three months ended June 30, 2008 other income of $23 thousand comprised a non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling) of $29 thousand offset by other exchange losses of $6 thousand.

Income tax benefit for the three months ended June 30, 2009 was $0.5 million.  This reflects a tax benefit arising in the US, which the Company expects to utilize during the course of 2009.  The income tax benefit for the three months ended June 30, 2008 was $0.1 million.  Net operating losses are $99.5 million at June 30, 2009, with net operating losses in the US of $17.3 million and net operating losses in the UK of $82.2 million.

Net income for the three months ended June 30, 2009 was $6.3 million compared with net income of $7.3 million for the three months ended June 30, 2008.  The decrease in net income of $1.0 million is due to a $6.0 million decrease in operating income, offset by an increase in other income of $4.4 million, a decrease in the net interest expense of $0.3 million and an increase in the income tax benefit of $0.3 million.

Net income per outstanding common share for the three months ended June 30, 2009 was 47 cents, compared to 58 cents income in the three months ended June 30, 2008, on the weighted average common shares outstanding of 13,349,055 and 12,655,038 respectively.  Net income per fully diluted share for the three months ended June 30, 2009 was 44 cents, compared to 47 cents in the three months ended June 30 2008, on the weighted average fully diluted common shares outstanding of 14,443,061 and 15,559,193 respectively.

Six months ended June 30, 2009 compared with six months ended June 30, 2008.

The Company is continuing to experience what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the first six months of 2009 with the result that orders for the six months ended June 30, 2009 were $85.4 million, a 26% decrease on orders for the six months ended June 30, 2008 at constant exchange rates.  This reduction in orders, following on from a reduction in orders in the second half of 2008 and a significant weakening of the British Pound against the US dollar since the first half of 2008, reduced revenues in the first six months of 2009 compared to the first six months of 2008.

Net revenues for the six months ended June 30, 2009 were $93.3 million, a decrease of 26.9% on net revenues of $127.6 million for the six months ended June 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 9.1%; with the UK showing an 8.6% decrease and the US an 11.2% decrease.

Cost of sales for the six months ended June 30, 2009 were $67.6 million (72.5% of revenue), a decrease of 22.2% on cost of sales of $86.9 million (68.1% of revenue) for the six months ended June 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 3.7% with the UK showing a 3.7% decrease and the US a 3.3% decrease.  The increase in cost of sales as a % of revenue was due to an increase of 120 basis points in salary costs as a % of revenue, an increase of 90 basis points in direct study costs as a % of revenue, and a 200 basis points increase in overhead costs as a % of revenues   The increases in labor and overhead costs as a % of revenues were due to a reduction in capacity utilization consequent upon the decline in revenue. In the case of labor this was offset by a reduction in salaries and related costs effective April 1, 2009, while the increase in overhead costs as a % of revenues also reflected higher utility costs. The increase in direct study costs as a % of revenues was due to a change in the mix of business.

Selling, general and administrative expenses (SG&A) decreased by 31.9% to $14.3 million for the six months ended June 30, 2009 from $21.0 million in the corresponding period in 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 18.3%.  The decrease was due to lower incentive expenses and professional fees.

Acquisition-related expenses in the six months ended June 30, 2009 were $1.5 million. These represented costs associated with the Merger, and were comprised predominantly of professional fees.

Net interest expense decreased by 8.9% to $5.2 million for the six months ended June 30, 2009 from $5.7 million for the six months ended June 30, 2008.

Other income of $4.3 million for the six months ended June 30, 2009 comprised $5.2 million from the non-cash foreign exchange re-measurement expense on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling), offset by other exchange losses of $0.9 million.  In the six months ended June 30, 2008 other expense of $37 thousand comprised a non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling) of $21 thousand and other exchange losses of $16 thousand.

Income tax benefit for the six months ended June 30, 2009 was $1.0 million.  This reflects a tax benefit arising in the US, which the Company expects to utilize during the course of 2009.  The income tax benefit for the six months ended June 30, 2008 was $0.1 million.

Net income for the six months ended June 30, 2009 was $10.0 million compared with net income of $14.0 million for the six months ended June 30, 2008.  The decrease in net income of $4.0 million is due to a $9.8 million decrease in operating income, offset by an increase in other income of $4.3 million, a decrease in the net interest expense of $0.5 million and an increase in the income tax benefit of $1.0 million.

Net income per outstanding common share for the six months ended June 30, 2009 was 75 cents, compared to $1.11 income in the six months ended June 30, 2008, on the weighted average common shares outstanding of 13,347,991 and 12,644,034 respectively.  Net income per fully diluted share for the six months ended June 30, 2009 was 69 cents, compared to 91 cents in the six months ended June 30, 2008, on the weighted average fully diluted common shares outstanding of 14,451,822 and 15,480,308 respectively.

LIQUIDITY & CAPITAL RESOURCES

Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2009 were $39.5 million and were held in accounts denominated in the following currencies:

Currency	June 30, 2009
(Amounts in USD Equivalents)	$000

Dollar	23,910
Sterling	10,967
Euro	949
Yen	3,660
39,486

The Company retains sufficient working capital in the appropriate currencies to meet its local short term requirements.  These local currency balances are normally funded by the collection of similar currency accounts receivables.  Excess cash is converted into US Dollars and held on deposit to act as an economic hedge against the Company’s US Dollar denominated debt.

The Company has approximately $78 million of outstanding debt. $56 million of this debt relates to the March 2006 Financing, and is repayable on March 1, 2011.  In addition, the Company has a long term lease of $22 million arising on the sale and leaseback deal (Alconbury) which is classed as long-term debt.

The Company’s expected primary cash needs on both a short-term and a long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.

As of June 30, 2009, the Company had a working capital surplus of $19.4 million, and the Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Net days sales outstanding (“DSO”) at June 30, 2009 were 26 days, a decrease from 30 days at December 31, 2008 (21 days at June 30, 2008).  DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total net revenue.  The impact on liquidity from a one-day change in DSO is approximately $542,000.

During the six months ended June 30, 2009, the Company’s operating activities generated net cash of $5.8 million. The change in net operating assets and liabilities used $5.3 million, mainly caused by the decrease in accounts payable, accrued expenses and other liabilities, which used $6.3 million, offset by the decrease in DSO which generated $1.6 million.

Investing activities for the six months ended June 30, 2009 used $4.3 million, as a result of capital expenditures.

Financing activities for the six months ended June 30, 2009 used $1.2 million, due to  capital repayments of the March 2006 Financing.

The effect of exchange rate movements on cash for the six months ended June 30, 2009 was an increase of $2.7 million.

The Company’s cash balances increased by $3.0 million during the six months ended June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1933, as amended, that have, or are likely to have, a material current or future effect on its consolidated financial position or results of operations.

Recently Issued Accounting Standards
In April 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements as of and for the three and six months ended June 30, 2009.

In April 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141R did not have any impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the 2009 fiscal year. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of and for the three and six months ended June 30, 2009.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132R-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132R-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  FSP 132R-1 requires additional disclosure only and, therefore, will not impact the Company’s consolidated results of operations or financial position.

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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/expense associated with US dollars debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at June 30, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At June 30	3 months to June 30 Average rate (1)	6 months to June 30 Average rate (1)
2007	1.9906	2.0064	1.9858	1.9694
2008	1.4378	1.9902	1.9719	1.9752
2009	-	1.6469	1.5506	1.4937

(1)	Based on the average of the exchange rates on each day of each month during the period.

On July 30, 2009 the noon buying rate for sterling was £1.00 = $1.6502.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of June 30, 2009:

		Expected Maturity Date
		2009	2010	2011	2012	2013	There after	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	10,967	-	-	-	-	-	10,967	10,967
	- Euro	949	-	-	-	-	-	949	949
	- Japanese Yen	3,660	-	-	-	-	-	3,660	3,660
Accounts receivable	- Pound Sterling	18,192	-	-	-	-	-	18,192	18,192
	- Euro	1,648	-	-	-	-	-	1,648	1,648
	- Japanese Yen	1,931	-	-	-	-	-	1,931	1,931
Capital leases	- Pound Sterling	-	-	-	-	-	6,901	6,901	6,901

LIBOR
In the three and six months ended June 30, 2009, if LIBOR had been above 4.25%, the floor stipulated in the Company's Amended March 2006 Financing, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $140,000 and $280,000 respectively.  Below 4.25%, fluctuations in LIBOR do not result in a change in interest expense.

Revenue
For the three and six months ended June 30, 2009, approximately 70% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2009 an evaluation was carried out, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended June 30, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.  During the quarter ended June 30, 2009 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition, on or about March 9, 2009, a purported class action lawsuit, Berger v. Life Sciences Research, et. al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company and each director of the Company.  The complaint alleges, among other things, that the directors breached their fiduciary duties with respect to the March 3, 2009 non-binding proposal made by Andrew Baker to acquire all of the outstanding shares of the Company for $7.50 per share.

On July 8, 2009, the Company entered into the Merger Agreement with Parent and Lion, an entity controlled by Andrew Baker, pursuant to which the Company will be acquired for $8.50 per share and be taken private, subject to certain conditions, including stockholder approval.

On July 13, 2009, a First Amended Complaint was filed in the Berger Lawsuit which alleges, among other things, that the directors breached their fiduciary duties with respect to the Merger; that Baker controls LSR and its directors; that the merger price constitutes inadequate consideration; and that certain terms of the merger agreement unfairly benefit Mr. Baker at the expense of the other stockholders, including the absence of appraisal rights, accelerated vesting of restricted stock, restrictions on the solicitation of negotiations with respect to third party proposals, and termination fees. The First Amended Complaint further alleges that the directors were motivated to accept Baker’s offer because of concerns that a public dispute with Baker would draw unwanted attention from animal rights activists. The First Amended Complaint seeks unspecified damages and other relief. The Company will appropriately respond to the Berger Lawsuit.

In addition, on or about July 17, 2009, a second purported class action lawsuit, captioned Ramaiah v. Baker et. al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company, each director of the Company and Lion.  The complaint alleges, among other things, that the Board breached its fiduciary duties in connection with the Merger by agreeing to sell the Company for an unfair price pursuant to an unfair process and that the merger agreement contains preclusive deal protection provisions by virtue of its “no shop” and “standstill” clauses and termination fees. This complaint seeks unspecified damages and other relief. The Company will appropriately respond to this lawsuit.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 1A	RISK FACTORS

The Company’s business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of its 2008 Annual Report on Form 10-K.  There were no material changes to the Company’s risk factors during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2009 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on May 21, 2009.

(b)	See item 4 (c)(i) below.

(c)	The following matter was voted on at the Annual Meeting:

(i)	The election of its 5 directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

Director Name	For	Withhold

Andrew Baker	10,349,558	243,387
Gabor Balthazar	10,067,356	525,589
Brian Cass	10,352,966	239,979
Afonso Junqueiras	10,097,145	495,800
Yaya Sesay	10,115,716	477,229

ITEM 5	OTHER INFORMATION

On July 8, 2009, the Company entered into the Merger Agreement with Parent and Lion, a wholly owned subsidiary of Parent. Each of Parent and Lion was formed for the purpose of consummating the transactions contemplated by the Merger Agreement, and each of such entities is controlled by Andrew Baker, Chairman and CEO of the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Lion will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and a wholly owned subsidiary of Parent following the Merger.

A Special Committee consisting of the Company’s independent directors was charged with evaluating strategic alternatives for the Company and unanimously recommended the approval of the Merger. Based upon this recommendation, the Board of Directors of the Company (with Andrew Baker and Brian Cass abstaining), approved the Merger and resolved to recommend that LSR stockholders approve the Merger. The Special Committee was advised by independent counsel and an independent financial advisor who provided a fairness opinion to the Special Committee.

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than Shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash (“Per Share Merger Consideration”). Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 17.5% of the Shares. No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its Shares in connection with the Merger.

Consummation of the Merger is subject to a number of conditions, including without limitation: (i) the approval of the Merger by (A) the holders of at least a majority of the outstanding Shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose and (B) a majority of the votes cast by holders of outstanding Shares entitled to vote on the Merger at a stockholders’ meeting duly called and held for such purpose, excluding any votes cast by Parent, Lion, Andrew Baker or any other “interested party” (as such term is defined in the Merger Agreement); (ii) the absence of any “company material adverse effect” (as defined in the Merger Agreement); and (iii) other closing conditions set forth in the Merger Agreement.

Each of the Company and Parent have the right to terminate the Merger Agreement under certain circumstances, which may require the payment of a termination fee.

The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 6	EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of July 8, 2009, among Life Sciences  Research, Inc., Lion Holdings, Inc. and Lion Merger Corp. (Incorporated by Reference to Current Report on Form 8-K, dated July 9, 2009)

Exhibit 10.1	Amendment No. 3, dated as of June 3, 2009, to Management Services Agreement between Life Sciences Research, Inc. and Focused Healthcare Partners
Exhibit 10.2	Amendment No. 2, dated as of June 3, 2009, to Service Agreement between Huntingdon Life Sciences Limited and Brian Cass
Exhibit 10.3	Amendment No. 2, dated as of June 3, 3009, to Service Agreement between Huntingdon Life Sciences Limited and Julian Griffiths
Exhibit 10.4	Amendment No. 2, dated as of June 3, 2009 to Service Agreement between Huntingdon Life Sciences Inc. and Richard Michaelson
Exhibit 10.5	Amendment No. 2, dated as of June 3, 2009, to Service Agreement between Huntingdon Life Sciences Inc. and Mark Bibi
Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 99.1	Press Release, dated July 30, 2009 announcing the second quarter earnings results for 2009

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	August 3, 2009

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	Chief Financial Officer – Principal Financial and Accounting Officer
Date:	August 3, 2009