Form 10-Q
period 2009-09-30
LIFE SCIENCES RESEARCH INC
filed 2009-11-05
CIK 1158833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

13,899,095 shares of voting common stock of $0.01 par value as of October 28, 2009

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

Important Additional Information for Investors and Stockholders

In connection with the proposed Merger of the Company with a wholly owned subsidiary of Lion Holdings, the Company has filed with the SEC a definitive proxy statement for the meeting of stockholders of the Company to be convened on November 23, 2009 to approve the Merger.  That definitive proxy statement and a form of proxy has been mailed to the stockholders of the Company.  The Company, Parent, Merger Sub, Andrew Baker, LAB Holdings LLC and Focused Healthcare Partners, LLC have also filed a Schedule 13E-3, as amended, with the SEC regarding the proposed Merger.  BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, THE COMPANY’S STOCKHOLDERS AND INVESTORS ARE URGED TO READ THE PROXY STATEMENT AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.  Company stockholders and other investors can obtain copies of these materials without charge from the SEC through the SEC’s website at www.sec.gov.  These documents can also be obtained free of charge by accessing them on the Company’s corporate website at www.lsrinc.net.

The Company and its directors, executive officers and certain other members of its management and employees may, under SEC rules, be deemed to be participants in the solicitation of proxies from the Company’s stockholders in connection with the transaction.  Information regarding the interests of such directors and executive officers (which may be different from those of the Company’s stockholders generally) is set forth in the Company’s proxy statement referred to above and additional information regarding the Company’s directors and executive officers is included in the Company’s 2009 proxy statement and 2008 Annual Report on Form 10-K, previously filed with SEC.  Stockholders may obtain additional information regarding the interests of the Company and its directors and executive officers in the Merger and the solicitation of proxies, which may be different than those of the Company’s stockholders generally, by reading the proxy statement and other relevant documents regarding the Merger, filed with the SEC.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)	3 months ended September 30		9 months ended September 30
	2009	2008	2009	2008

Net revenues	$49,361	$63,560	$142,656	$191,117
Cost of sales	(36,408)	(44,643)	(104,017)	(131,514)
Gross profit	12,953	18,917	38,639	59,603
Selling, general and administrative expenses	(7,494)	(9,374)	(21,788)	(30,369)
Acquisition-related expenses	(1,038)	-	(2,538)	-
Operating income	4,421	9,543	14,313	29,234
Interest income	23	141	73	469
Interest income, related parties	79	98	294	349
Interest expense	(2,377)	(2,192)	(6,371)	(6,857)
Interest expense, related parties	(745)	(775)	(2,193)	(2,371)
Other income/(expense)	(887)	(4,627)	3,412	(4,664)
Income before income taxes	514	2,188	9,528	16,160
Income tax benefit/(expense)	544	(120)	1,494	(73)
Net income	$1,058	$2,068	$11,022	$16,087

Income per share
-Basic	$0.08	$0.16	$0.83	$1.27
-Diluted	$0.08	$0.13	$0.79	$1.04

Weighted average number of common stock
- Basic (000’s)	13,355	12,679	13,350	12,656
- Diluted (000’s)	14,048	15,625	14,027	15,489

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,361	$36,493
Accounts receivable, net	24,716	19,607
Unbilled receivables, net	21,068	21,683
Inventories	2,259	2,854
Prepaid expenses and other current assets (includes related parties of $1,969 and $985 in 2009 and 2008)	7,498	5,031
Total current assets	$94,902	$85,668
Property, plant and equipment, net	69,956	63,610
Goodwill	3,033	2,684
Intangible assets, net	5,315	6,449
Other assets, related parties	2,530	3,074
Deferred income taxes	11,247	9,713
Total assets	$186,983	$171,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,732	$12,061
Accrued payroll and other benefits	4,150	4,643
Accrued expenses and other liabilities	26,544	25,160
Short-term debt	2,400	2,596
Fees invoiced in advance	29,302	27,681
Total current liabilities	$75,128	$72,141
Long-term debt, net (includes related parties of $21,702 and $21,025 in 2009 and 2008)	71,729	71,943
Deferred gain on disposal of US property	8,227	8,467
Pension liabilities	36,809	33,859
Total liabilities	$191,893	$186,410

Commitments and contingencies
Stockholders' deficit
Preferred Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Non-Voting Common Stock, $0.01 par value. Authorized: 5,000,000
Issued and outstanding: None	-	-
Voting Common Stock, $0.01 par value. Authorized: 50,000,000
Issued and outstanding at September 30, 2009: 13,899,095
(December 31, 2008: 13,345,495)	139	133
Paid in capital	91,454	89,717
Accumulated other comprehensive loss	(48,149)	(45,686)
Accumulated deficit	(48,354)	(59,376)
Total stockholders' deficit	$(4,910)	$(15,212)
Total liabilities and stockholders' deficit	$186,983	$171,198
See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	September 30, 2009	September 30 2008
Cash flows from operating activities:
Net income	$11,022	$16,087
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	6,733	7,410
Amortization of gain on disposal of US property	(240)	(241)
Non-cash compensation expense associated with employee stock compensation plans	920	1,579
Foreign exchange (gain)/loss on March 2006 Financing	(4,047)	4,041
Foreign exchange loss on intercompany balances	635	16
Deferred income tax (benefit)/expense	(1,494)	73
Provision for losses on accounts receivable	412	272
Amortization of debt issue and financing costs included in interest expense	2,619	2,917
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses	(2,944)	(7,915)
Inventories	760	(928)
Accounts payable, accrued expenses and other liabilities	(1,282)	(1,050)
Fees invoiced in advance	(885)	(5,647)
Defined benefit pension plan liabilities	(823)	(3,330)
Net cash provided by operating activities	$11,386	$13,284

Cash flows used in investing activities:
Purchase of property, plant and equipment	(8,603)	(13,947)
Payment for acquisition	-	(1,779)
Net cash used in investing activities	$(8,603)	$(15,726)

Cash flows used in financing activities:
Proceeds from issue of Voting Common Stock	5	571
Repurchase of warrants	-	(1,000)
Repayments of long-term borrowings	(1,800)	(1,542)
Repayments of short-term borrowings	(81)	(496)
Net cash used in financing activities	$(1,876)	$(2,467)

Effect of exchange rate changes on cash and cash equivalents	1,961	(1,156)
Increase/(decrease) in cash and cash equivalents	2,868	(6,065)
Cash and cash equivalents at beginning of period	36,493	36,223
Cash and cash equivalents at end of period	$39,361	$30,158

Supplementary Disclosures:
Interest paid	$5,849	$6,055
Income taxes paid	$148	$149

Supplementary Disclosures of non-cash financing activity:
Exercise of warrants by independent third parties	$825	$-

See Notes to Condensed Consolidated Financial Statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
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

A Special Committee consisting of the Company’s independent directors was charged with evaluating strategic alternatives for the Company and unanimously recommended the approval of the Merger.  Based upon this recommendation, the Board of Directors of the Company (with Andrew Baker and Brian Cass abstaining) approved the Merger and resolved to recommend that LSR stockholders approve the Merger.  The Special Committee was advised by independent counsel and an independent financial advisor who provided a fairness opinion to the Special Committee.

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, other than shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash.  Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 17.7% of the shares.  No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its shares in connection with the Merger.

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

A special meeting of stockholders has been scheduled for November 23, 2009 for purposes of allowing stockholders to vote on the Merger.

The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009 and to the definitive proxy statement in Schedule 14A filed on October 28, 2009.

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

The condensed consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of LSR for the years ended December 31, 2008, 2007 and 2006 included in LSR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

We have evaluated subsequent events through November 5, 2009, the date of issuance of the condensed consolidated financial statements.

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

Recently Issued Accounting Standards

Codification
Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Company’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

Variable Interest Entities
In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns.  This accounting standard is effective for annual reporting periods beginning after November 15, 2009, with earlier adoption prohibited.  The Company is currently evaluating the impact of the pending adoption of this pronouncement on its consolidated financial statements.

Subsequent Events
In April 2009, the FASB issued ASC 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated.  The adoption of ASC 855 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Business Combinations
Effective January 1, 2009, the Company adopted ASC 805.  This requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  This pronouncement also requires the fair value of acquired in-process research and development (IPRD) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred.  In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings.  The adoption of ASC 805 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Fair Value Measurements and Disclosures
Effective January 1, 2009, the Company adopted the provisions of ASC 820-10 with respect to non-financial assets and liabilities.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Determination of the Useful Life of Intangible Assets
Effective January 1, 2009, the Company adopted the provisions of ASC 350 which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics.  This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption of ASC 350 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Compensation - Retirement Benefits
In December 2008, FASB issued ASC 715 which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This pronouncement is effective for fiscal years ending after December 15, 2009.  This pronouncement requires additional disclosure only and, therefore, will not impact the Company’s consolidated results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
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

The analysis of the Company's net revenues and operating income by segment for the three month and nine month periods ended September 30, 2009 and September 30, 2008 is as follows:

	Three Months ended September 30		Nine months ended September 30
(Dollars in thousands)	2009	2008	2009	2008

Net revenues
UK	$36,821	$49,962	$106,133	$150,513
US	12,540	13,598	36,523	40,604
Corporate	-	-	-	-
	$49,361	$63,560	$142,656	$191,117

Operating income
UK	$5,857	$9,520	$18,408	$29,831
US	1,800	2,347	4,772	7,269
Corporate	(3,236)	(2,324)	(8,867)	(7,866)
	$4,421	$9,543	$14,313	$29,234

Income before income taxes
Operating income	$4,421	$9,543	$14,313	$29,234
Interest expense, net	(3,020)	(2,728)	(8,197)	(8,410)
Other income/(expense)	(887)	(4,627)	3,412	(4,664)
	$514	$2,188	$9,528	$16,160

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

4.  DEBT

On March 2, 2006, the Company entered into a $70 million loan (the “March 2006 Financing”) under the terms of a Financing Agreement dated March 1, 2006 with a third party lender.  The loan matures on March 1, 2011 and had an interest rate of LIBOR + 825 basis points (which reduced to LIBOR + 800 basis points upon the Company meeting certain financial tests).  On August 1, 2007, the Company entered into an amendment to the March 2006 Financing in which the principal amount was reduced to $60 million and the interest rate was reduced from the reduced rate of LIBOR + 800 basis points to LIBOR + 350 basis points.  On November 30, 2007, the Company entered into a second amendment to the March 2006 Financing in which certain financial covenants were modified and consent was given by the lender to permit the Company to complete a fold-in acquisition.  On July 8, 2009, the Company entered into the Third Amendment and Waiver and Consent (the “Third Amendment”) to the March 2006 Financing which, among other things, provided the consent of the lenders to the Company’s entry into the Merger Agreement.  It also makes the following principal revisions to the March 2006 Financing: (i) increases the applicable interest rate under the terms of the Financing Agreement from LIBOR plus 3.50% per annum to LIBOR plus 5.50% per annum; (ii) revises the covenants regarding Leverage Ratio and Consolidated EBITDA for the period ending June 30, 2009 to 1.06:1.00 and $41,300,000, respectively; and (iii) revises the covenants regarding Leverage Ratio and Consolidated EBITDA for the period ending September 30, 2009 to 1.15:1.00 and $37,000,000, respectively.  The Third Amendment also provides that Consolidated EBITDA shall exclude reasonable fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement to the extent accrued or actually paid during such period (without duplication) in an aggregate amount not to exceed $2,000,000.  The Third Amendment provides for an amendment fee of $5 million payable to the lenders; such fee, however, will not be due if, on or prior to the date that is five months after the amendment effective date, (i) all obligations under the Financing Agreement are paid in full; (ii) the Merger is consummated; or (iii) a “superior proposal” (as defined in the Merger Agreement) is consummated with the prior written consent of the Required Lenders (which consent shall not be unreasonably withheld).  The original and amended loans have a LIBOR floor set at 425 basis points.  LIBOR has fallen below 425 basis points for part of 2008 and for the duration of 2009 through to September 30, 2009, resulting in the interest rate being fixed at 775 basis points (the LIBOR floor of 425 basis points plus 350 basis points) for eleven months during 2008 and for the six months ended June 30, 2009, and at 975 basis points (the LIBOR floor of 425 basis points plus 550 basis points) for the three months ended September 30, 2009.  The principal amount of the outstanding debt relating to the March 2006 Financing was $55 million as of September 30, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
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

A definitive proxy statement with respect to the proposed Merger was filed with the SEC on October 28, 2009 and has been mailed to stockholders.  A special meeting of stockholders will be held on November 23, 2009 for purposes of allowing stockholders to vote on the Merger.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

6.  COMMITMENTS

The Compensation Committee approved and adopted at its December 6, 2006 meeting the 2007 Long Term Incentive Plan (the “2007 LTIP”), which provides for awards of cash compensation to executive officers and other members of the senior management team if certain performance goals are achieved during the 2007-2010 performance period.  The Compensation Committee established a 16% operating margin percentage to be achieved over any four consecutive quarters during such performance period that would trigger such awards.  The aggregate amount payable to all participants under the 2007 LTIP if the threshold performance level is achieved is approximately $4.89 million (assuming an exchange rate of £1.00 = $1.55.)

At a joint meeting on June 3, 2009 of the Board of Directors and Compensation Committee (the “Committee”), the Company, the Committee and the Board, (with the two management directors, Mr. Baker and Mr. Cass, abstaining from the Board vote) approved certain amendments to the 2007 LTIP:

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

Change in Control Severance Payments.  Pursuant to employment agreements between the Company, or a subsidiary thereof, and each of Messrs. Baker (through Focused Healthcare Partners, L.L.C., an entity controlled by Mr. Baker), Bibi, Cass, Griffiths and Michaelson, each such executive officer may be entitled to certain severance payments if, within twelve months following a change of control of the Company (which includes the consummation of the Merger), (i) his employment is terminated by the Company (or such affiliate) without cause (as defined in each such employment agreement) or (ii) he resigns such employment for good reason (as defined in each such employment agreement).  In case of such a termination, the Company (or such affiliate) will make a lump sum severance payment in cash to such executive officer in an amount equal to (a) 2.99 times the executive’s then current annualized base salary plus (b) 2.99 times any additional compensation (such as bonus or incentive compensation) earned during the 12 months prior to such termination or resignation; provided, that, with respect to any distribution to such executive pursuant to the LTIP during the 12 months prior to such termination or resignation, only one-third of such LTIP distribution shall be considered “additional compensation” for purposes of calculating such executive’s severance payment.  Accordingly, if such events described above were to occur, the following payments would be made: Mr. Baker - $2,857,942; Mr. Bibi - $1,465,100; Mr. Cass - $2,857,942; Mr. Griffiths - $1,421,247; and Mr. Michaelson - $1,604,633.  For purposes of estimating these payments, an exchange rate of £1.00 = $1.55 has been used, which was the average exchange rate during the second fiscal quarter of 2009.  However, the actual payments to Messrs. Baker, Cass and Griffiths will be made in U.K. pounds sterling, based on the exchange rate in effect at the time and, accordingly, the actual U.S. dollar amount paid to such persons may differ from the U.S. dollar amounts set forth above.

The employment agreements between the Company and each of the executive officers named above further provide that, if any payments or benefits received or to be received by any such executive in connection with his employment with the Company or an affiliate of the Company (or termination thereof or otherwise) would subject the executive to the excise tax imposed under Section 4999 of the United States Tax Code such that the net-after-tax amount that the executive would receive with respect to such payments or benefits would not exceed the net-after tax amount the executive would receive if the amount of such payments and benefits were reduced to the maximum amount which could otherwise be payable to the executive without the imposition of such excise tax, then, only to the extent necessary to eliminate the imposition of the excise tax, such payments and benefits shall be so reduced in the following order: (i) cash payments and benefits shall first be reduced (if necessary, to zero) and (ii) all other non-cash payments and benefits shall next be reduced.

Acceleration of Stock Options and Restricted Stock.  The Merger Agreement provides that, except as otherwise agreed to in writing by Parent and a holder thereof prior to the effective time of the Merger, at the effective time of the Merger, each option to purchase Shares granted under the Stock Plans will become fully vested and exercisable and will be cancelled in exchange for the right to receive cash in an amount equal to the excess, if any, of $8.50 over the per Share exercise price of the option, multiplied by the total number of Shares subject to the option, without interest and net of any applicable withholding taxes.  The Merger Agreement further provides that, at the effective time of the Merger, each outstanding share of restricted stock granted under the Stock Plans will become fully vested and will be cancelled in exchange for $8.50 in cash, without interest and less applicable withholding taxes.

Management employees and directors hold options to purchase Shares, many of which options have exercise prices below $8.50 per Share and will be accelerated as a result of the Merger.  Subsequent to the date of the Merger Agreement, the executive officers of the Company were offered the opportunity to exchange their Shares and options to purchase Shares for equity securities of Parent.  All of the executive officers declined this opportunity and, therefore, their Shares and options to purchase Shares will be converted into the right to receive cash in accordance with the terms of the Merger Agreement.  As a result of the Merger, options to purchase 554,008 Shares held by the Company’s directors and executive officers (excluding options currently held by Mr. Baker) will be cashed out.  In the aggregate, the Company’s directors and executive officers (excluding Mr. Baker) will receive an aggregate payment of $3,636,842 as a result of their options being cashed out in the Merger, which amount will be apportioned among the Company’s directors and officers as follows:

Name	Number of Options	Cash Out Value
Richard Michaelson	120,303	$787,576
Brian Cass	255,500	$1,688,600
Julian Griffiths	87,750	$564,300
Mark Bibi	70,455	$456,366
Gabor Balthazar	20,000	$140,000
Total	554,008	$3,636,842

Non executive-officer employees and directors also hold 9,000 shares of restricted stock in the aggregate, and the Company’s non executive-officer employees and directors (excluding Mr. Baker) will receive an aggregate payment of $76,500 in respect of shares of restricted stock accelerated and cancelled as a result of the Merger, which amount will be apportioned among the Company’s non executive-officer employees and directors as follows:

Name	Number of Shares of Restricted Stock	Cash Out Value
Gabor Balthazar	3,000	$25,500
Afonso Junqueiras	3,000	$25,500
Yaya Sesay	3,000	$25,500
Total	9,000	$76,500

Mr. Baker will contribute to Parent “in the money” options to purchase 55,500 Shares in exchange for options to purchase shares of Parent, and such options to purchase Shares, representing a cash value of approximately $288,600, will not be cashed out in the Merger.

Total Payments to Executive Officers and Directors.  The following table sets forth the total amount that may be payable to the Company’s executive officers as a result of the Merger (other than any amounts payable to such executive officers and directors in respect of Shares held by such executive officers and directors, which number of shares are disclosed in the definitive Proxy Statement with respect to the Merger under the caption “Information About the Company – Security Ownership of Management and Certain Beneficial Owners - Ownership of Management and Directors”):

NAME	STOCK OPTIONS (2)	RESTRICTED STOCK	LTIP (3)	CHANGE OF CONTROL SEVERANCE PAYMENTS (1)	TOTAL
Andrew Baker	$0	$0	$1,147,000	$2,857,942	$4,004,942
Richard Michaelson	$787,576	$0	$560,000	$1,604,633	$2,952,209
Brian Cass	$1,688,600	$0	$1,147,000	$2,857,942	$5,693,542
Julian Griffiths	$564,300	$0	$496,000	$1,421,247	$2,481,547
Mark Bibi	$456,366	$0	$420,000	$1,465,100	$2,341,466
Gabor Balthazar	$140,000	$25,500	$0	$0	$165,500
Yaya Sesay	$0	$25,500	$0	$0	$25,500
Alfonso Junqueiras	$0	$25,500	$0	$0	$25,500
TOTAL	$3,636,842	$76,500	$3,770,000	$10,206,864	$17,690,206

(1)  A named officer would only be entitled to a change of control severance payment if, within 12 months following a change of control of the Company (including the consummation of the Merger), (i) his employment is terminated by the Company (or such affiliate) without cause (as defined in each such employment agreement) or (ii) he resigns such employment for good reason (as defined in each such employment agreement).

(2)  As described in the definitive proxy statement with respect to the Merger, Mr. Baker has agreed to contribute all of his options to purchase Shares in exchange for equity securities of Parent.

(3)  Payments to Messrs. Baker, Cass and Griffiths are made in U.K. pounds sterling.  For purposes of estimating these payments in U.S. dollars, an exchange rate of £1.00 = $1.55 has been used, which was the average exchange rate during the second fiscal quarter of 2009.  However, the actual payments to be received by Messrs. Baker, Cass and Griffiths will be made in U.K. pounds sterling based on the exchange rate in effect at that time and, accordingly, the actual U.S. dollar amount paid to such persons may differ from the U.S. dollar amount set forth above.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

7.  CONTINGENCIES

On or about March 9, 2009, a purported class action lawsuit, Berger v. Life Sciences Research, et al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company and each director of the Company.  The complaint alleged, among other things, that the directors breached their fiduciary duties with respect to the March 3, 2009 non-binding proposal made by Andrew Baker to acquire all of the outstanding shares of the Company for $7.50 per share.

On August 29, 2009, a Consolidated Amended Class Action and Derivative Complaint (the “Consolidated Complaint”) was filed in the Superior Court of New Jersey, Chancery Division, Somerset County (Civil Action No. SOM-C-12006-09) and named as defendants the Company, Mr. Baker and other members of the Company’s Board of Directors.  The Consolidated Complaint combines and supplements the lawsuit captioned Berger v. Life Sciences Research, et al. and another lawsuit filed on August 10, 2009 captioned Oakland v.  Life Sciences Research, Inc., et al.  The Consolidated Complaint, which made both direct and derivative claims, alleged, among other things, that the directors breached their fiduciary duties in connection with the Merger by agreeing to sell the Company for an unfair price pursuant to an unfair process and by filing and circulating a proxy statement with materially misleading disclosures and omissions, that Mr. Baker controls the Company and its directors, that the directors were motivated to accept Mr. Baker’s offer because of concerns that a public dispute with Mr. Baker would draw unwanted attention from animal rights activists, that certain terms of the Merger Agreement unfairly benefit Mr. Baker at the expense of the other stockholders, including the absence of appraisal rights and provisions providing for accelerated vesting of restricted stock, restrictions on the solicitation of the negotiations with respect to third party proposals and termination fees, and that the Company, Mr. Baker and the Company’s other directors each aided and abetted the other defendants’ breach of their fiduciary duties.  The complaint seeks injunctive and other unspecified relief.

On October 20, 2009, the Company entered into a Memorandum of Understanding (“MOU”) to settle (the “Settlement”) the Consolidated Complaint.  The MOU provides, among other things, that in consideration for full settlement and release of all claims under the Consolidated Complaint:

1.
The Company agreed to disclose certain additional information in the definitive Proxy Statement to be filed by the Company regarding the Merger with the Securities and Exchange Commission (the “SEC”) and mailed to the Company’s stockholders (which agreed upon information has already been included in a revised preliminary proxy statement).

2.
Parent agreed that for the twelve (12) month period beginning on the effective date of the Merger, it will not, and will cause its controlled affiliates not to, consummate (i.e., close) any transaction in which it sells 90% or more of LSR’s assets (as existing on the date of the consummation of the Merger) to an unaffiliated third party, whether by merger, consolidation, or otherwise, for an amount representing an enterprise value at such time in excess of 125% of the enterprise value of LSR at the time of the Merger unless Parent pays or causes to be paid to the settlement class members an amount equal to 50% of any amount in excess of 125% of the enterprise value of LSR at the time of the Merger.

3.
Parent agreed that the Termination Fee, payable by LSR to Parent pursuant to paragraph 8.5 of the Merger Agreement, shall be reduced from $2,230,000 to $1,533,333.  The Termination Fee is payable under certain circumstances, including the termination of the Merger Agreement in connection with the receipt of a Superior Proposal (as defined in the Merger Agreement) by the Company.

4.	Defendants in the litigation agree to pay fees and expenses of plaintiff’s counsel if approved by the Court up to a certain capped amount.

Consummation of the Settlement is subject to certain conditions, including: (a) satisfactory completion of reasonable confirmatory discovery by plaintiffs; (b) drafting and execution of a formal Stipulation of Settlement and such other documentation as may be required to obtain final approval by the Court of the Settlement; (c) consummation of the Merger; and (d) final approval by the Court of the Settlement and entry of a final order and judgment by the Court.

8. DEFINED BENEFIT PENSION PLAN

The Company operated the Huntingdon Life Sciences Pension and Life Assurance Scheme, subsequently renamed “LSR Pension and Life Assurance Scheme” (the “Plan”) through to December 31, 2002.  The Plan has been closed to new entrants since April 5, 1997.  As of December 31, 2002, the accumulation of plan benefits of employees in the Plan was permanently suspended, and therefore, the Plan was curtailed.

The components of the net periodic cost of the Plan for the three and nine months ended September 30, 2009 and 2008, are as follows:

(Dollars in thousands)	3 months ended September 30		9 months ended September 30
	2009	2008	2009	2008

Service cost	$-	$-	$-	$-
Interest cost	2,288	2,724	6,457	8,408
Expected return on plan assets	(1,902)	(2,917)	(5,369)	(9,004)
Amortization of net actuarial loss	681	611	1,921	1,887
Net periodic pension cost	$1,067	$418	$3,009	$1,291

Assumptions used to determine net periodic pension cost:
Discount rate	6.40%	5.75%	6.40%	5.75%
Expected rate of return on assets	7.10%	7.75%	7.10%	7.75%

In the three and nine months ended September 30, 2009, the Company paid contributions of $1,360,000 (£829,000) and $3,128,000 (£2,027,000) into the plan.  In the three and nine months ended September 30, 2008, the contributions were $1,278,000 (£675,000) and $3,944,000 (£2,025,000).

9. STOCKHOLDERS’ EQUITY

On October 9, 2001, on behalf of Huntingdon, LSR issued to Stephens Group Inc. warrants to purchase up to 704,425 shares of LSR Voting Common Stock at a purchase price of $1.50 per share.  Stephens Group Inc. subsequently sold the warrants to independent third parties.  The LSR warrants were exercisable at any time and would have expired on October 9, 2011.  These warrants arose out of negotiations regarding the refinancing of the bank loan by the Stephens Group Inc. in January 2001.  The value of the warrants was $430,000.  154,425 of such warrants were exercised in 2004.  The remaining 550,000 of such warrants were exercised on September 30, 2009.  Subsequent to September 30, 2009, cash proceeds of $825,000 were received by the Company.

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

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, other than Shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash.  Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 17.7% of the Shares.  No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its Shares in connection with the Merger.

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

Each of the Company and Parent has the right to terminate the Merger Agreement under certain circumstances, which may require the payment of a termination fee.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared with three months ended September 30, 2008.

The Company is continuing to experience what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the third quarter of 2009 with the result that orders for the quarter ended September 30, 2009 were $42.5 million, a 17% decrease on orders for the quarter ended September 30, 2008 at constant exchange rates.  This reduction in orders, following on from a reduction in orders in the first quarter of 2009, together with a significant weakening of the British Pound against the US dollar, reduced revenues in the third quarter of 2009 compared to the third quarter of 2008.

Net revenues for the three months ended September 30, 2009 were $49.4 million, a decrease of 22.3% on net revenues of $63.6 million for the three months ended September 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 13.3%; with the UK showing a 14.7% decrease and the US a 7.8% decrease.

Cost of sales for the three months ended September 30, 2009 were $36.4 million (73.8% of revenue), a decrease of 18.4% on cost of sales of $44.6 million (70.2% of revenue) for the three months ended September 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 9.1%; with the UK showing a 11.0% decrease and the US a 2.1% decrease.  The increase in cost of sales as a % of revenue was due to an increase of 80 basis points in direct study costs as a % of revenue, and a 400 basis points increase in overhead costs as a % of revenue offset by a decrease of 130 basis points in salary costs as a % of revenue.  The increase in overhead costs as a % of revenues was due to a reduction in capacity utilization consequent upon the decline in revenue and also reflected higher utility costs.  The increase in direct study costs as a % of revenues was due to a change in the mix of business.  The decrease in labor costs as a % of revenues was due to the reduction in salaries and related costs, effective April 1, 2009, and a reduction in headcount.

Selling, general and administrative expenses decreased by 20.1% to $7.5 million for the three months ended September 30, 2009 from $9.4 million in the corresponding period in 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 12.2%.  The decrease was due to lower incentive expenses and professional fees.

Acquisition-related expenses in the three months ended September 30, 2009 were $1.0 million.  These represented costs associated with the Merger, and were comprised predominantly of professional fees.

Net interest expense increased by 10.7% to $3.0 million for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008.  The increase was due to changes in interest rates consequent upon the July 8, 2009 amendments to the March 2006 Financing.

Other expense of $0.9 million for the three months ended September 30, 2009 comprised $1.2 million from the non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling), offset by other exchange gains of $0.3 million.  In the three months ended September 30, 2008 other expense of $4.7 million comprised a non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling) of $5.2 million, offset by other exchange gains of $0.5 million.

Income tax benefit for the three months ended September 30, 2009 was $0.5 million.  This reflects a tax benefit arising in the US, which the Company expects to utilize during the course of 2009.  The income tax expense for the three months ended September 30, 2008 was $0.1 million.  Net operating losses are $97.7 million at September 30, 2009, with net operating losses in the US of $17.9 million and net operating losses in the UK of $79.8 million.

Net income for the three months ended September 30, 2009 was $1.1 million compared with net income of $2.1 million for the three months ended September 30, 2008.  The decrease in net income of $1.0 million is due to a $5.1 million decrease in operating income and an increase in the net interest expense of $0.3 million, offset by a decrease in other expense of $3.7 million, and an increase in the income tax benefit of $0.7 million.

Net income per outstanding common share for the three months ended September 30, 2009 was 8 cents, compared to 16 cents income in the three months ended September 30, 2008, on the weighted average common shares outstanding of 13,355,073 and 12,679,488, respectively.  Net income per fully diluted share for the three months ended September 30, 2009 was 8 cents, compared to 13 cents in the three months ended September 30 2008, on the weighted average fully diluted common shares outstanding of 14,047,937 and 15,625,054, respectively.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008.

The Company is continuing to experience what it expects is a near term softness in demand driven by a number of factors, including reorganizations and reprioritizations within pharmaceutical industry customers, and contraction in spending by biotechnology customers who are facing a challenging financing environment.  This impacted orders in the first nine months of 2009 with the result that orders for the nine months ended September 30, 2009 were $128.0 million, a 23% decrease on orders for the nine months ended September 30, 2008 at constant exchange rates.  This reduction in orders, following on from a reduction in orders in the second half of 2008 and a significant weakening of the British Pound against the US dollar since the first half of 2008, reduced revenues in the first nine months of 2009 compared to the first nine months of 2008.

Net revenues for the nine months ended September 30, 2009 were $142.7 million, a decrease of 25.4% on net revenues of $191.1 million for the nine months ended September 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 10.5%; with the UK showing an 10.7% decrease and the US an 10.1% decrease.

Cost of sales for the nine months ended September 30, 2009 were $104.0 million (72.9% of revenue), a decrease of 20.9% on cost of sales of $131.5 million (68.8% of revenue) for the nine months ended September 30, 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 5.6%; with the UK showing a 6.3% decrease and the US a 2.9% decrease.  The increase in cost of sales as a % of revenue was due to an increase of 90 basis points in direct study costs as a % of revenue, a 280 basis points increase in overhead costs as a % of revenue, and an increase of 40 basis points in salary costs as a % of revenue.  The increase in overhead costs as a % of revenue was due to a reduction in capacity utilization consequent upon the decline in revenue, and also reflected higher utility costs.  The increase in direct study costs as a % of revenue was due to a change in the mix of business

Selling, general and administrative expenses decreased by 28.3% to $21.8 million for the nine months ended September 30, 2009 from $30.4 million in the corresponding period in 2008.  The underlying decrease, after adjusting for the impact of the movement in exchange rates was 16.3%.  The decrease was due to lower incentive expenses and professional fees.

Acquisition-related expenses in the nine months ended September 30, 2009 were $2.5 million.  These represented costs associated with the Merger, and were comprised predominantly of professional fees.

Net interest expense decreased by 2.5% to $8.2 million for the nine months ended September 30, 2009 from $8.4 million for the nine months ended September 30, 2008.

Other income of $3.4 million for the nine months ended September 30, 2009 comprised $4.1 million from the non-cash foreign exchange re-measurement gain on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling), offset by other exchange losses of $0.7 million.  In the nine months ended September 30, 2008 other expense of $4.6 million comprised a non-cash foreign exchange re-measurement loss on the March 2006 Financing denominated in US dollars (the functional currency of the subsidiary that holds the loan is UK sterling) of $5.1 million, offset by other exchange gains of $0.5 million.

Income tax benefit for the nine months ended September 30, 2009 was $1.5 million.  This reflects a tax benefit arising in the US, which the Company expects to utilize during the course of 2009.  The income tax expense for the nine months ended September 30, 2008 was $0.1 million.

Net income for the nine months ended September 30, 2009 was $11.0 million compared with net income of $16.1 million for the nine months ended September 30, 2008.  The decrease in net income of $5.1 million is due to a $14.9 million decrease in operating income, offset by an increase in other income of $8.0 million, a decrease in the net interest expense of $0.2 million and an increase in the income tax benefit of $1.6 million.

Net income per outstanding common share for the nine months ended September 30, 2009 was 83 cents, compared to $1.27 income in the nine months ended September 30, 2008, on the weighted average common shares outstanding of 13,350,378 and 12,655,939, respectively.  Net income per fully diluted share for the nine months ended September 30, 2009 was 79 cents, compared to $1.04 in the nine months ended September 30, 2008, on the weighted average fully diluted common shares outstanding of 14,026,628 and 15,488,807, respectively.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

LIQUIDITY & CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 were $39.4 million and were held in accounts denominated in the following currencies:

Currency	September 30, 2009
(Amounts in USD Equivalents)	$000

Dollar	21,145
Sterling	14,955
Euro	1,044
Yen	2,217
39,361

The Company’s cash balances increased by $2.9 million during the nine months ended September 30, 2009.

The Company retains sufficient working capital in the appropriate currencies to meet its local short term requirements.  These local currency balances are normally funded by the collection of similar currency accounts receivables.  Excess cash is converted into US Dollars and held on deposit to act as an economic hedge against the Company’s US Dollar denominated debt.

The Company has approximately $77 million of outstanding debt. $55 million of this debt relates to the March 2006 Financing, and is repayable on March 1, 2011.  In addition, the Company has a long term lease of $22 million arising on the sale and leaseback deal (Alconbury) which is classed as long-term debt.

The Company’s expected primary cash needs on both a short-term and a long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.

As of September 30, 2009, the Company had a working capital surplus of $19.8 million, and the Company believes that projected cash flow from operations will satisfy its contemplated cash requirements for at least the next 12 months.

Net days sales outstanding (“DSO”) at September 30, 2009 were 31 days, an increase from 30 days at December 31, 2008 (28 days at September 30, 2008).  DSO is calculated as a sum of accounts receivable, unbilled receivables and fees in advance over total net revenue.  The impact on liquidity from a one-day change in DSO is approximately $532,000.

During the nine months ended September 30, 2009, the Company’s operating activities generated net cash of $11.4 million.  The change in net operating assets and liabilities used $5.2 million, mainly caused by the increase in DSO which used $3.0 million, and the decrease in accounts payable, accrued expenses and other liabilities, which used $1.3 million.

Investing activities for the nine months ended September 30, 2009 used $8.6 million, as a result of capital expenditures.

Financing activities for the nine months ended September 30, 2009 used $1.9 million, mainly due to capital repayments of the March 2006 Financing which used $1.8 million.

The effect of exchange rate movements on cash for the nine months ended September 30, 2009 was an increase of $2.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1933, as amended, that have, or are likely to have, a material current or future effect on its consolidated financial position or results of operations.

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

The Company has debt denominated in US dollars, whereas the Company’s functional currency is the UK pound sterling, which results in the Company recording other income/expense associated with US dollars debt as a function of relative changes in foreign exchange rates.  The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the debt.  To manage the volatility relating to these exposures, from time to time, the Company might enter into certain derivative transactions.  The Company holds and issues derivative financial instruments for economic hedging purposes only.  There were no derivative financial instruments in place at September 30, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

Exchange rates for translating sterling into US dollars were as follows:

	At December 31	At September 30	3 months to September 30 Average rate (1)	9 months to September 30 Average rate (1)
2007	1.9906	2.0374	2.0214	1.9869
2008	1.4378	1.7825	1.8931	1.9476
2009	-	1.5994	1.6398	1.5429

(1)	Based on the average of the exchange rates on each day of each month during the period.

On October 28, 2009 the exchange rate for sterling was £1.00 = $1.6376.

The Company has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and management expects this situation to continue.

The following table summarizes the financial instruments denominated in currencies other than the US dollar held by LSR and its subsidiaries as of September 30, 2009:

		Expected Maturity Date
		2009	2010	2011	2012	2013	There after	Total	Fair Value
(In US Dollars, amounts in thousands)
Cash	- Pound Sterling	14,955	-	-	-	-	-	14,955	14,955
	- Euro	1,044	-	-	-	-	-	1,044	1,044
	- Japanese Yen	2,217	-	-	-	-	-	2,217	2,217
Accounts receivable	- Pound Sterling	15,152	-	-	-	-	-	15,152	15,152
	- Euro	647	-	-	-	-	-	647	647
	- Japanese Yen	2,201	-	-	-	-	-	2,201	2,201
Capital leases	- Pound Sterling	-	-	-	-	-	6,702	6,702	6,702

LIBOR

In the three and nine months ended September 30, 2009, if LIBOR had been above 4.25%, the floor stipulated in the Company's Amended March 2006 Financing, a 1% change in LIBOR would have resulted in a fluctuation in interest expense of $138,000 and $415,000 respectively.  Below 4.25%, fluctuations in LIBOR do not result in a change in interest expense.

REVENUE

For the three and nine months ended September 30, 2009, approximately 74% of the Company’s net revenues were from outside the US.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2009 an evaluation was carried out, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the quarter ended September 30, 2009 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.  During the quarter ended September 30, 2009 there were no significant changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

PART II                       OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On or about March 9, 2009, a purported class action lawsuit, Berger v. Life Sciences Research, et al., was filed in Superior Court of New Jersey, Chancery Division, Somerset County, naming as defendants the Company and each director of the Company.  The complaint alleged, among other things, that the directors breached their fiduciary duties with respect to the March 3, 2009 non-binding proposal made by Andrew Baker to acquire all of the outstanding shares of the Company for $7.50 per share.

On July 8, 2009, the Company entered into the Merger Agreement with Parent and Lion, an entity controlled by Andrew Baker, pursuant to which the Company will be acquired for $8.50 per share and be taken private, subject to certain conditions, including stockholder approval.

On August 29, 2009, a Consolidated Amended Class Action and Derivative Complaint (the “Consolidated Complaint”) was filed in the Superior Court of New Jersey, Chancery Division, Somerset County (Civil Action No. SOM-C-12006-09) and named as defendants the Company, Mr. Baker and other members of the Company’s Board of Directors.  The Consolidated Complaint combines and supplements the lawsuit captioned Berger v. Life Sciences Research, et al. and another lawsuit filed on August 10, 2009 captioned Oakland v. Life Sciences Research, Inc., et al.  The Consolidated Complaint, which made both direct and derivative claims, alleged, among other things, that the directors breached their fiduciary duties in connection with the Merger by agreeing to sell the Company for an unfair price pursuant to an unfair process and by filing and circulating a proxy statement with materially misleading disclosures and omissions, that Mr. Baker controls the Company and its directors, that the directors were motivated to accept Mr. Baker’s offer because of concerns that a public dispute with Mr. Baker would draw unwanted attention from animal rights activists, that certain terms of the Merger Agreement unfairly benefit Mr. Baker at the expense of the other stockholders, including the absence of appraisal rights and provisions providing for accelerated vesting of restricted stock, restrictions on the solicitation of the negotiations with respect to third party proposals and termination fees, and that the Company, Mr. Baker and the Company’s other directors each aided and abetted the other defendants’ breach of their fiduciary duties.  The complaint seeks injunctive and other unspecified relief.

On October 20, 2009, the Company entered into a Memorandum of Understanding (“MOU”) to settle (the “Settlement”) the Consolidated Complaint:

1.
The Company agreed to disclose certain additional information in the definitive Proxy Statement to be filed by the Company regarding the Merger with the Securities and Exchange Commission (the “SEC”) and mailed to the Company’s stockholders (which agreed upon information has already been included in a revised preliminary proxy statement).

2.
Parent agreed that for the twelve (12) month period beginning on the effective date of the Merger, it will not, and will cause its controlled affiliates not to, consummate (i.e., close) any transaction in which it sells 90% or more of LSR’s assets (as existing on the date of the consummation of the Merger) to an unaffiliated third party, whether by merger, consolidation, or otherwise, for an amount representing an enterprise value at such time in excess of 125% of the enterprise value of LSR at the time of the Merger unless Parent pays or causes to be paid to the settlement class members an amount equal to 50% of any amount in excess of 125% of the enterprise value of LSR at the time of the Merger.

3.
Parent agreed that the Termination Fee, payable by LSR to Parent pursuant to paragraph 8.5 of the Merger Agreement, shall be reduced from $2,230,000 to $1,533,333.  The Termination Fee is payable under certain circumstances, including the termination of the Merger Agreement in connection with the receipt of a Superior Proposal (as defined in the Merger Agreement) by the Company.

4.	Defendants in the litigation agree to pay fees and expenses of plaintiff’s counsel if approved by the Court up to a certain capped amount.

Consummation of the Settlement is subject to certain conditions, including: (a) satisfactory completion of reasonable confirmatory discovery by plaintiffs; (b) drafting and execution of a formal Stipulation of Settlement and such other documentation as may be required to obtain final approval by the Court of the Settlement; (c) consummation of the Merger; and (d) final approval by the Court of the Settlement and entry of a final order and judgment by the Court.

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

The Company hereby amends the risk factors set forth in its 2008 Annual Report on Form 10-K by 1) deleting in its entirety the risk factor entitled “Reliance on transportation” and 2) amending the risk factor entitled “The Company relies on third parties for important services” such that it reads in its entirety as follows: “The Company depends on third parties to provide it with products and services for its business.  In the event of a failure of any of these third parties to adequately provide the products or services, the Company could have difficulty in obtaining alternative sources of the products and services due to the activities of animal rights extremists and this could have a material adverse effect on the Company’s business.”

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

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than Shares owned by Parent, Lion or their affiliates, will be converted into the right to receive $8.50 in cash (“Per Share Merger Consideration”).  Based upon the latest information available to the Company, Mr. Baker beneficially owns approximately 17.7% of the Shares.  No stockholder has any statutory right to demand and receive payment of the fair value of his, her or its Shares in connection with the Merger.

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

Each of the Company and Parent has the right to terminate the Merger Agreement under certain circumstances, which may require the payment of a termination fee.

A special meeting of stockholders has been scheduled for November 23, 2009 for purposes of allowing stockholders to vote on the Merger.

The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009 and to the definitive proxy statement in Schedule 14A filed on October 28, 2009.

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

ITEM 6	EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of July 8, 2009, among Life Sciences  Research, Inc., Lion Holdings, Inc. and Lion Merger Corp. (Incorporated by Reference to Current Report on Form 8-K, dated July 9, 2009)

Exhibit 2.2	Definitive Proxy Statement filed as of October 28, 2009. (Incorporated by Reference to Definitive Schedule 14A dated October 28, 2009)
Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
Exhibit 99.1	Press Release, dated November 5, 2009 announcing the third quarter earnings results for 2009

LIFE SCIENCES RESEARCH, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Sciences Research Inc.
(Registrant)

By:	/s/ Andrew Baker
Name:	Andrew Baker
Title:	Chairman and Chief Executive Officer – Principal Executive Officer
Date:	November 5, 2009

By:	/s/ Richard Michaelson
Name:	Richard Michaelson
Title:	Chief Financial Officer – Principal Financial and Accounting Officer
Date:	November 5, 2009